Form 10-Q
period 2004-06-30
MEWBOURNE ENERGY PARTNERS 04-A LP
filed 2004-08-13
CIK 1282400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

[ ] TRANSITION REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 333-113340

MEWBOURNE ENERGY PARTNERS 04-A, L.P.

Delaware	20-0718858

(State or jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

3901 South Broadway, Tyler, Texas	75701

(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number, including area code:(903) 561-2900

Not Applicable

(Former name, former address and former fiscal year, if
changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes  [   ] No

Mewbourne Energy Partners 04-A, L. P.

     Mewbourne Energy Partners 04-A, L. P.

Part I – Financial Information

Item 1. Financial Statements

BALANCE SHEET
June 30, 2004(Unaudited)

ASSETS
Cash	$100

Total assets	$100

PARTNERS’ CAPITAL
General partners	$100
Limited partners	0

Partners’ capital	$100

The accompanying notes are an integral
part of the financial statements.

Mewbourne Energy Partners 04-A, L. P.

STATEMENT OF CASH FLOWS
For the period January 27,2004 (date of inception)
through June 30, 2004
(Unaudited)

Cash flows from financing activities:
Capital contributions from partners	$100

Cash, end of period	$100

The accompanying notes are an integral
part of the financial statements.

Mewbourne Energy Partners 04-A, L. P.

STATEMENT OF CHANGES IN PARTNERS’ CAPITAL
For the period January 27, 2004 (date of inception)
through June 30, 2004
(Unaudited)

	General	Limited
	Partners	Partners	Total
Partners capital at January 27, 2004 (date of inception)	$—	$—	$—
Contributions	$100	$—	$100

Balance at June 30, 2004	$100	$—	$100

The accompanying notes are an integral
part of the financial statements.

Mewbourne Energy Partners 04-A, L.P.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1. Accounting Policies

In the opinion of management, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly our financial position, cash flows and partners’ capital for the periods presented.

2. Accounting for Oil and Gas Producing Activities

Mewbourne Energy Partners 04-A, L.P., (the “Partnership”), a Delaware limited partnership formed on January 27, 2004, to engage in oil and gas development and production in Texas, Oklahoma, and New Mexico. As of June 30, 2004, the only financial activity which had occurred was the receipt of the organizational contribution of $100. The offering of limited and general partnership interests began on June 10, 2004. The minimum offering for the partnership is $5,000,000 and the maximum offering for the partnership is $30,000,000. As of August 10, 2004, interests aggregating $29,220,000 had been sold to 1,100 subscribers of which $26,420,000 were sold to 1,003 subscribers as general partner interests and $2,800,000 were sold to 97 subscribers as limited partner interests.

3. Financial Statement Presentation

From the period January 27, 2004 to June 30, 2004, the Registrant conducted no business activity. Therefore, there are no items of income or expense for the reporting period and, accordingly a statement of income is not provided.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Mewbourne Energy Partners 04-A, L.P. (the “Partnership”) was formed January 27, 2004. Mewbourne Development Corporation (“MD”) is the Managing Partner, and has the power and authority to manage, control and administer all partnership affairs. As of June 30, 2004, the only financial activity which had occurred was the receipt of the organizational contribution of $100. The offering of limited and general partnership interests began on June 10, 2004. The minimum offering for the partnership is $5,000,000 and the maximum offering for the partnership is $30,000,000. As of August 10, 2004, interests aggregating $29,220,000 had been sold to 1,100 subscribers of which $26,420,000 were sold to 1,003 subscribers as general partner interests and $2,800,000 were sold to 97 subscribers as limited partner interests.

Liquidity and Capital Resources

Operations will be conducted with available funds and revenues generated from oil and gas activities. No bank borrowing is anticipated.

Results of Operations

The Registrant had not commenced operations prior to the period ended June 30, 2004, therefore, there are no items of income or expense.

Item 4. Disclosure Controls and Procedures

Mewbourne Development Corporation (“MDC”), the Managing General Partner of the Partnership, maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. Within 90 days prior to the filing of this report, MDC’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MDC’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. There have been no significant changes in MDC’s internal controls or in other factors which could significantly affect internal controls subsequent to the date MDC carried out its evaluation.

Part II – Other Information

Item 1. Legal Proceedings

None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits filed herewith.

     31.1 Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

     31.2 Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

     32.1 Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

     32.2 Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K – none

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mewbourne Energy Partners 04-A, L.P.

	By:	Mewbourne Development Corporation
Managing General Partner

Date: August 13, 2004	By:	/s/ Alan Clark

Alan Clark, Treasurer

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION
31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.