Form 10-Q
period 2004-09-30
MEWBOURNE ENERGY PARTNERS 04-A LP
filed 2004-11-12
CIK 1282400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

Or

☐	TRANSITION REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 333-113340

MEWBOURNE ENERGY PARTNERS 04-A, L.P.

Delaware	20-0718858

(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3901 South Broadway, Tyler, Texas	75701

(Address of principal executive offices)	(Zip code)

Registrant’s Telephone Number, including area code: (903) 561-2900

Not Applicable

(Former name, former address and former fiscal year,
if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes      ☐ No

Mewbourne Energy Partners 04-A, L.P.

INDEX

Page No.
Part I – Financial Information
Item 1. Financial Statements
Balance Sheet - September 30, 2004 (Unaudited)	3
Statements of Operations (Unaudited) - For the three months ended September 30, 2004 and the period from January 27, 2004 (date of inception) through September 30, 2004	4
Statement of Cash Flows (Unaudited) - For the period from January 27, 2004 (date of inception) through September 30, 2004	5
Statement of Changes In Partners’ Capital (Unaudited) - For the period from January 27, 2004 (date of inception) through September 30, 2004	6
Notes to Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
Item 4. Disclosure Controls and Procedures	10
Part II – Other Information
Item 1. Legal Proceedings	10
Item 6. Exhibits and Reports on Form 8-K	10
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

Mewbourne Energy Partners 04-A, L.P.

Part I – Financial Information

Item 1. Financial Statements

BALANCE SHEET
September 30, 2004

September 30,
2004
(Unaudited)
ASSETS
Cash and cash equivalents	$25,833,663
Accounts receivable, affiliate	22,705

Total current assets	25,856,368

Oil and gas properties at cost, full cost method	2,244,946

2,244,946

Total assets	$28,101,314

LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable, affiliate	$632,658

Partners’ capital
General partners	24,914,071
Limited partners	2,554,585

Total partners’ capital	27,468,656

Total liabilities and partners’ capital	$28,101,314

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 04-A, L.P.

STATEMENTS OF OPERATIONS
For the three months ended September 30, 2004, and the period from
January 27, 2004 (date of inception) through September 30, 2004
(Unaudited)

	Three Months Ended	Period Ended
	September 30, 2004	September 30, 2004
Revenues and other income:
Interest income	$23,039	$23,039

Total revenues and other income	23,039	23,039

Expenses:
Lease operating expense	82	82
Administrative and general expense	4,301	4,301

Net income	$18,656	$18,656

Allocation of net income:
General partners	$16,921	$16,921

Limited partners	$1,735	$1,735

Basic and diluted net income per limited and general partner interest (30,000 interests outstanding)	$.62	$.62

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 04-A, L.P.

STATEMENT OF CASH FLOWS
For the period from January 27, 2004 (date of inception)
through September 30, 2004
(Unaudited)

2004
Cash flows from operating activities:
Net income	$18,656
Adjustment to reconcile net income to net cash provided by operating activities:
Changes in operating assets and liabilities:
Accounts receivable, affiliate	(22,705)

Net cash used in operating activities	(4,049)

Cash flows from investing activities:
Additions to oil and gas properties	(1,612,288)

Net cash used in investing activities	(1,612,288)

Cash flows from financing activities:
Capital contributions from partners, net of sales commissions and due diligence fees of $2,550,000	27,450,000

Net cash provided by financing activities	27,450,000

Net increase in cash and cash equivalents	25,833,663
Cash and cash equivalents, beginning of period	—

Cash and cash equivalents, end of period	$25,833,663

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 04-A, L.P.

STATEMENT OF CHANGES IN PARTNERS’ CAPITAL
For the period from January 27, 2004 (date of inception)
through September 30, 2004
(Unaudited)

	General	Limited
	Partners	Partners	Total
Partners capital at January 27, 2004 (date of inception)	$—	$—	$—
Capital contributions, net of sales commissions and due diligence fees of $2,312,850 and $237,150 respectively	24,897,150	2,552,850	27,450,000
Net income	16,921	1,735	18,656

Balance at September 30, 2004	$24,914,071	$2,554,585	$27,468,656

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 04-A, L.P.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1. Accounting Policies

In the opinion of management, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly our financial position, results of operations, cash flows and partners’ capital for the periods presented. The results of operations for the interim periods are not necessarily indicative of the final results expected for the full year.

2. Accounting for Oil and Gas Producing Activities

Mewbourne Energy Partners 04-A, L.P., (the “Partnership”), a Delaware limited partnership formed on January 27, 2004, is engaged primarily in oil and gas development and production in Texas, Oklahoma, and New Mexico. The offering of limited and general partnership interests began June 10, 2004 as a part of an offering registered under the name Mewbourne Energy Partners 04-05 Drilling Programs and concluded August 20, 2004, with total investor contributions of $30,000,000. In accordance with the partnership agreement sales commission and due diligence fees of $2,550,000 have been netted against investor contributions.

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At September 30, 2004, approximately $2.2 million of capitalized costs were excluded from amortization, but such wells are expected to be completed in the fourth quarter and included in the amortization base by December 31, 2004. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a periodic ceiling test that limits such costs to the aggregate of that present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties.

3. Related Party Transactions

Mewbourne Development Corporation (MD) is managing general partner and Mewbourne Oil Company (MOC) is operator of oil and gas properties owned by the Partnership. Mewbourne Holdings, Inc. is the parent of both MD and MOC. Substantially all transactions are with MD and MOC.

The Partnership reimburses MOC for supervision and other operator charges. Services and operator charges are billed in accordance with the program and partnership agreements.

In general, during any particular calendar year the total amount of administrative expenses allocated to the Partnership shall not exceed the greater of (a) 3.5% of the Partnership’s gross revenue from the sale of oil and natural gas production during each year (calculated without any deduction for operating costs or other costs and expenses) or (b) the sum of $50,000 plus ..25% of the capital contributions of limited and general partners.

The Partnership participates in oil and gas activities through an income tax partnership, the Program. The Partnership and MD are parties to the Program agreement. The costs and revenues of the Program are allocated to MD and the Partnership as follows:

	Partnership	MD
Revenues:
Proceeds from disposition of depreciable and depletable properties	70%	30%
All other revenues	70%	30%
Costs and expenses:
Sales commissions and due diligence fees (1)	100%	0%
Organization and offering costs (2)	0%	100%
Lease acquisition costs (2)	0%	100%
Tangible and intangible drilling costs (2)	100%	0%
Operating costs, reporting and legal expenses, general and administrative expenses and all other costs	70%	30%

(1) The Partnership will pay sales commissions and due diligence fees of 8% and 0.5%, respectively, of the capital contributions initially made by investor partners in exchange for their respective interests.

(2) As noted above, pursuant to the Program, MD must contribute 100% of organization and offering costs and lease acquisition costs which will approximate 20% of total capital costs. To the extent that organization and offering costs and lease acquisition costs are less that 20% of total capital costs, MD is responsible for tangible drilling costs until its share of the Program’s total capital costs reaches approximately 20%.

The Partnership’s financial statements reflect its respective proportionate interest in the Program.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Mewbourne Energy Partners 04-A, L.P. (the “Partnership”) was formed January 27, 2004. The offering of limited and general partnership interests began June 10, 2004 and concluded August 20, 2004, with total investor contributions of $30,000,000. In accordance with the partnership agreement sales commission and due diligence fees of $2,550,000 have been netted against investor contributions.

The Partnership will acquire interests in oil and gas prospects for the purpose of development drilling. At September 30, 2004, 8 wells had been drilled but not completed. An additional 73 wells are expected to be drilled by December 2005.

Additional drilling on the prospects and operations will be conducted with available funds generated from oil and gas activities and initial contributions. No bank borrowings are anticipated. The Partnership had net working capital of $25,223,710 at September 30, 2004.

No cash distributions were made to the investor partners as of September 30, 2004. The Partnership expects that cash distributions will occur as wells are drilled and oil and gas revenues are sufficient to produce cash flows from operations.

The sale of crude oil and natural gas produced by the Partnership will be affected by a number of factors that are beyond the Partnership’s control. These factors include the price of crude oil and natural gas, the fluctuating supply of and demand for these products, competitive fuels, refining, transportation, extensive federal and state regulations governing the production and sale of crude oil and natural gas, and other competitive conditions. It is impossible to predict with any certainty the future effect of these factors on the Partnership.

Results of Operations

Three months ended September 30, 2004.

Interest income. Interest income was $23,039 during the three month period ended September 30, 2004.

Lease operations. Lease operating expense was $82 during the three month period ended September 30, 2004.

Administrative and general expense. Administrative and general expense was $4,309 during the three month period ended September 30, 2004.

Nine months ended September 30, 2004

Interest income. Interest income was $23,039 during the nine month period ended September 30, 2004.

Lease operations. Lease operating expense was $82 during the nine month period ended September 30, 2004.

Administrative and general expense. Administrative and general expense was $4,309 during the nine month period ended September 30, 2004.

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

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mewbourne Energy Partners 04-A, L.P.

By:	Mewbourne Development Corporation Managing General Partner

Date: November 11, 2004

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