Form 10-K
period 2004-12-31
MEWBOURNE ENERGY PARTNERS 04-A LP
filed 2005-03-31
CIK 1282400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the year ended December 31, 2004

Or

☐ TRANSITION REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______to ______

Commission File No. 333-113340

MEWBOURNE ENERGY PARTNERS 04-A, L.P.

Delaware	20-0718858

(State or jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

3901 South Broadway, Tyler, Texas	75701

(Address of principal executive offices)	(Zip code)

Registrant’s Telephone Number, including area code: (903) 561-2900

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:
Limited and general partnership interest $1,000 per interest

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☑ Yes ☐ No

No market currently exists for the limited and general partnership interest of the registrant. Based on original purchase price the aggregate market value of limited and general partnership interest owned by non-affiliates of the registrant is $30,000,000.

The following documents are incorporated by reference into the indicated parts of this Annual Report on Form 10-K; Part of the information called for by Part IV of the Annual Report on Form 10-K is incorporated by reference from the Registrant’s Registration Statement on Form S-1, File No. 333-113340.

PART I

ITEM 1. Business

Mewbourne Energy Partners 04-A, L.P. (the “Registrant”) is a limited partnership organized under the laws of the State of Delaware on January 27, 2004 (date of inception). Its managing general partner is Mewbourne Development Corporation, a Delaware corporation (“MD”).

A Registration Statement was filed pursuant to the Securities Act of 1933, as amended, registering limited and general partnership interests in a series of two Delaware limited partnerships formed under Mewbourne Energy 04-05 Drilling Programs. General and limited partnership interests were offered at $1,000 each. The maximum offering amount was $30,000,000 (30,000 interests) per partnership. The Registrant was declared effective by the Securities and Exchange Commission on June 10, 2004. On August 20, 2004, the offering of limited and general partnership interests in the Registrant was closed, with interests aggregating $30,000,000 being sold to 1,118 subscribers of which $27,235,000 were sold to 1,022 subscribers as general partner interests and $2,765,000 were sold to 96 subscribers as limited partner interests.

The Registrant engages primarily in oil and gas development and production and is not involved in any other industry segment. See the selected financial data in Item 6 and the financial statements in Item 8 of this report for a summary of the Registrant’s revenue, income and identifiable assets.

The sale of crude oil and natural gas produced by the Registrant will be affected by a number of factors that are beyond the Registrant’s control. These factors include the price of crude oil and natural gas, the fluctuating supply of and demand for these products, competitive fuels, refining, transportation, extensive federal and state regulations governing the production and sale of crude oil and natural gas, and other competitive conditions. It is impossible to predict with any certainty the future effect of these factors on the Registrant.

The Registrant does not have long-term contracts with purchasers of its crude oil or natural gas. The market for crude oil is such that the Registrant anticipates it will be able to sell all the crude oil it can produce. Natural gas will be sold to local distribution companies, gas marketers and end users on the spot market. The spot market reflects immediate sales of natural gas without long-term contractual commitments. The future market condition for natural gas cannot be predicted with any certainty, and the Registrant may experience delays in marketing natural gas production and fluctuations in natural gas prices.

Many aspects of the Registrant’s activities are highly competitive including, but not limited to, the acquisition of suitable drilling prospects and the procurement of drilling and related oil field equipment, and are subject to governmental regulation, both at Federal and state levels. The Registrant’s ability to compete depends on its financial resources and on the managing general partner’s staff and facilities, none of which are significant in comparison with those of the oil and gas exploration, development and production industry as a whole. Federal and state regulation of oil and gas operations generally includes drilling and spacing of wells on producing acreage, the imposition of maximum allowable production rates, the taxation of income and other items, and the protection of the environment.

The Registrant does not have any employees of its own. MD is responsible for all management functions. Mewbourne Oil Company (“MOC”), a wholly owned subsidiary of Mewbourne Holdings, Inc., which is also the parent of the Registrant’s managing general partner, has been appointed Program Manager and is responsible for activities in accordance with a Drilling Program Agreement entered into by the Registrant, MD and MOC. At March 29, 2005, MOC employed 150 persons, many of whom dedicated a part of their time to the conduct of the Registrant’s business during the period for which this report is filed.

The production of oil and gas is not considered subject to seasonal factors although the price received by the Registrant for natural gas sales will generally tend to increase during the winter months. Order backlog is not pertinent to the Registrant’s business.

ITEM 2. Properties

The Registrant’s properties consist primarily of leasehold interests in properties on which oil and gas wells-in-progress are located. Such property interests are often subject to landowner royalties, overriding royalties and other oil and gas leasehold interests.

Fractional working interests in developmental oil and gas prospects located primarily in the Anadarko Basin of Western Oklahoma, the Texas Panhandle, and the Permian Basin of New Mexico and West Texas, were acquired by the Registrant, resulting in the Registrant’s participation in the drilling of oil and gas wells. At December 31, 2004, 15 wells had been drilled and were productive and 2 wells had been drilled and abandoned. The following table summarizes the Registrant’s drilling activity for the period from January 27, 2004 (date of inception) through December 31, 2004:

	Gross		Net
	Dry	Productive	Dry	Productive
Development Wells	2	15	.280	1.752

Reserve estimates were prepared by Forrest A Garb & Associates, Inc., the Registrant’s independent petroleum consultants, in accordance with guidelines established by the Securities and Exchange Commission.

ITEM 3. Legal Proceedings

The Registrant is not aware of any pending legal proceedings to which it is a party.

ITEM 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the period ended December 31, 2004 covered by this report.

PART II

ITEM 5. Market for Registrant’s Common Equity and Related Stockholder Matters

At March 29, 2005, the Registrant had 30,000 outstanding limited and general partnerships interests held of record by 1,118 subscribers. There is no established public or organized trading market for the limited and general partner interests.

Revenues which, in the sole judgment of the managing general partner, are not required to meet the Registrant’s obligations will be distributed to the partners at least quarterly in accordance with the Registrant’s Partnership Agreement. No distributions have been made to limited and general partners for the period from January 27, 2004 (date of inception) through December 31, 2004.

ITEM 6. Selected Financial Data

The following table sets forth selected financial data for the period from January 27, 2004 (date of inception) through December 31, 2004:

Operating results	2004
Oil and gas sales	$675,201

Net income	$432,926

Basic and diluted net income per limited and general partner interests (30,000 outstanding)	$14.43

At year-end:
Total Assets	$28,512,439
Cash Distributions	$0

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Mewbourne Energy Partners 04-A, L.P., (the “Registrant”) was organized as a Delaware limited partnership on January 27, 2004. The offering of limited and general partnership interests began June 10, 2004 as a part of an offering registered under the name Mewbourne Energy Partners 04-05 Drilling Programs. The offering of limited and general partner interests in the Registrant concluded August 20, 2004, with total investor partner contributions of $30,000,000.

The Registrant was formed to engage primarily in the business of drilling development wells, to produce and market crude oil and natural gas produced from such properties, to distribute any net proceeds from operations to the general and limited partners and to the extent necessary, acquire leases which contain drilling prospects. The economic life of the Registrant depends on the period over which the Registrant’s oil and gas reserves are economically recoverable.

Results of Operations

Because the Registrant was formed during the period covered by this report, no trend analysis based on yearly changes in liquidity, capital resources or results of operations is available.

Revenues and other income for the period from January 27, 2004 (date of inception) through December 31, 2004 totaled $783,309, and consisted of oil and gas sales in the amount of $675,201, and interest income in the amount of $108,108. Gas production volumes during the period ended December 31, 2004 amounted to approximately 105,670 Mcf of gas at a corresponding average realized price of $6.14 per Mcf of gas. Oil production volumes during the period ended December 31, 2004 amounted to approximately 612 Bbls of oil at a corresponding average realized price of $42.57 per Bbl of oil. Expenses totaling $350,383, consisted primarily of depreciation, depletion and amortization in the amount of $252,014. Lease operating expenses totaled $24,368. Production taxes were $55,559. Administrative and general expenses were $10,445. Asset retirement obligation accretion expenses were $7,997. At December 31, 2004, 15 wells had been drilled and were productive and 2 wells had been drilled and were abandoned. The Registrant’s oil and gas revenues should increase during 2005 as additional wells are completed and oil and gas production is sold. Interest income should decrease in 2005 as the remaining wells are drilled and the available cash is utilized for equipping of such wells. The Registrant expects that drilling and completion costs will decrease during 2005 and that lease operating cost and depletion provisions will increase.

Liquidity and capital resources

Net cash increased by $10,630,997 for the period from January 27, 2004 (date of inception) through December 31, 2004. Approximately $17,338,879 of the net initial partners’ capital of $30,000,000 was used for drilling and completion and prepaid well costs. Capital requirements in the future are expected to be paid with the initial partners’ capital. Management believes that funds are sufficient to complete the wells for which funds have been committed. Management expects these wells to be drilled in 2005. Under certain circumstances, as provided in the Registrant’s Partnership Agreement, the Registrant may use revenues and/or borrow monies, either through a financial institution or through an affiliate of MD, to fund additional capital requirements. Revenues which, in the sole judgment of the managing general partner, are not required to meet the Registrant’s obligations will be distributed to the partners at least quarterly in accordance with the Registrant’s Partnership Agreement.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Significant estimates inherent in the Registrant’s financial statements include the estimate of oil and gas reserves and future abandonment costs as reported in the footnotes to the financial statements. Changes in oil and gas prices, changes in production estimates and the success or failure of future development activities could have a significant effect on reserve estimates. The reserve estimates directly impact the computation of depreciation, depletion, and amortization, asset retirement obligation, and the ceiling test for the Registrant’s oil and gas properties.

The Registrant follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. Oil and gas properties are subject to a quarterly ceiling test that limits such costs to the aggregate of that present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. The present value of future net cash flows has been prepared assuming year-end selling prices, year-end development and production costs and a 10 percent annual discount rate.

All financing activities of the Registrant are reported in the financial statements. The Registrant does not engage in any off-balance sheet financing arrangements.

On September 28, 2004 the Security and Exchange Commission issued Staff Accounting Bulletin No. 106 (SAB No. 106). The interpretations in SAB No. 106 express the staff’s views regarding the application of FASB Statement No. 143, “Accounting for Asset Retirement Obligations”, by oil and gas producing companies following the full cost accounting method.

Under Statement 143, the Partnership must recognize a liability for an asset retirement obligation at fair value in the period in which the obligation is incurred, if a reasonable estimate of fair value can be made. The Partnership also must initially capitalize the associated asset retirement costs by increasing its full cost pool by the same amount as the liability. Under the full cost method of accounting, the Partnership calculates quarterly a limitation on capitalized costs, i.e., the full cost ceiling of our oil and natural gas properties and any asset retirement costs capitalized pursuant to Statement 143 are subject to the full cost ceiling limitation. SAB No. 106 provides that after adoption of Statement 143, the future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet should be excluded from the computation of the present value of estimated future net revenues for purposes of the full cost ceiling calculation. Currently, the future cash outflows associated with settling asset retirement obligations are included in the computation of the present value of estimated future reserves for purposes of the full cost ceiling calculation. The amount of the full cost pool subject to the ceiling test is decreased by the amount of the asset retirement obligation liability. The effect of this interpretation will increase the ceiling as it relates to the Partnership’s full cost pool and will increase the amount of the full cost pool that is subject to the ceiling. The Partnership does not expect SAB 106 to have a material impact on the calculation of its full cost ceiling test.

The estimated dismantlement and abandonment costs for the Partnership’s oil and natural gas properties that have been capitalized have been included in the costs used when calculating the depreciation, depletion and amortization (DD&A) rate used to amortize the properties. Future development activities on proved reserves may result in additional asset retirement obligations when such activities are performed and the associated asset retirement costs will be capitalized at that time. Under the interpretations in SAB No. 106 to the extent that estimated dismantlement and abandonment costs, net of estimated salvage values, have not been capitalized for future development activity, the Partnership will be required to estimate the amount of dismantlement and abandonment costs that will be incurred and include those amounts in the costs to be amortized. The Partnership has not yet determined the full impact this will have on DD&A but it is not expected to be material.

Asset Retirement Obligations

In accordance with FAS 143, the Partnership has recognized an estimated liability for future plugging and abandonment costs. The estimated liability is based on historical experience and estimated well life. The liability is discounted using the credit-adjusted risk-free rate. Revisions to the liability could occur due to changes in well plugging and abandonment costs or well useful lives, or if federal or state regulators enact new well restoration requirements. The Partnership recognizes accretion expense in connection with the discounted liability over the remaining life of the well.

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the period from January 27, 2004 (date of inception) through December 31, 2004, is as follows:

2004
Balance, beginning of period	$0
Liabilities incurred	104,537
Accretion expense	7,997

Balance, end of period	$112,534

Organization and Related Party Transactions

The Partnership was organized on January 27, 2004. Mewbourne Development Corporation (MD) is managing general partner and Mewbourne Oil Company (MOC) is operator of oil and gas properties owned by the Partnership. Mewbourne Holdings, Inc. is the parent of both MD and MOC. Substantially all transactions are with MD and MOC.

In the ordinary course of business, MOC will incur certain costs that will be passed on to well owners of the well on which the costs were incurred. The partnership will receive their portion of these costs based upon their ownership in each well incurring the costs. These costs are referred to as Operator charges and are standard and customary in the oil and gas industry. Operator charges include recovery of gas marketing costs, fixed rate overhead, supervision, pumping, and equipment furnished by the Operator. Reimbursement to MOC for operator charges totaled $114,837 for the period from January 27, 2004 (date of inception) through December 31, 2004. Operator charges are billed in accordance with the program and partnership agreements.

In consideration for services rendered by MD in managing the business of the partnership, the partnership during each of the initial three years of the partnership will pay to MD a management fee in the amount equal to 1% of the subscriptions by the investor partners to the partnership. Management fees were not allocated to the Partnership for the period from January 27, 2004 (date of inception) through December 31, 2004.

In general, during any particular calendar year, the total amount of administrative expenses allocated to the Partnership shall not exceed the greater of (a) 3.5% of the Partnership’s gross revenue from the sale of oil and natural gas production during each year (calculated without any deduction for operating costs or other costs and expenses) or (b) the sum of $50,000 plus .25% of the capital contributions of limited and general partners.

The Partnership participates in oil and gas activities through a Drilling Program Agreement, the Program. The Partnership and MD are parties to the Program agreement. The costs and revenues of the Program are allocated to MD and the Partnership as follows:

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

(2) As noted above, pursuant to the Program, MD must contribute 100% of organization and offering costs and lease acquisition costs which will approximate 20% of total capital costs. To the extent that organization and offering costs and lease acquisition costs are less than 20% of total capital costs, MD is responsible for tangible drilling costs until its share of the Program’s total capital costs reaches approximately 20%.

The Partnership’s financial statements reflect its respective proportionate interest in the Program.

ITEM 8. Financial Statements and Supplementary Data

The required financial statements of the Registrant are contained in a separate section of this report following the signature attestation. See “Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K”.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

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

PART III

ITEM 10. Directors and Executive Officers of the Registrant

The Registrant does not have any officers or directors. Under the Registrant’s Partnership Agreement, the Registrant’s managing partner, MD, is granted the exclusive right and full authority to manage, control and administer the Registrant’s business. MD is a wholly owned subsidiary of Mewbourne Holdings, Inc.

Set forth below are the names, ages and positions of the directors and executive officers of MD, the Registrant’s managing general partner. Directors of MD are elected to serve until the next annual meeting of stockholders or until their successors are elected and qualified.

	Age as of
	December 31,
Name	2004	Position
Curtis W. Mewbourne	69	President and Director

J. Roe Buckley	42	Vice President and Chief Financial Officer

Alan Clark	52	Treasurer

Michael F. Shepard	58	Secretary and General Counsel

Dorothy M. Cuenod	44	Assistant Secretary and Director

Ruth M. Buckley	43	Assistant Secretary and Director

Julie M. Greene	41	Assistant Secretary and Director

     Curtis W. Mewbourne, age 69, formed Mewbourne Holdings, Inc. in 1965 and serves as Chairman of the Board and President of Mewbourne Holdings, MD and MOC. He has operated as an independent oil and gas producer for the past 40 years. Mr. Mewbourne received a Bachelor of Science Degree in Petroleum Engineering from the University of Oklahoma in 1957. Mr. Mewbourne is the father of Dorothy M. Cuenod, Ruth M. Buckley, and Julie M. Greene and the father-in-law of J. Roe Buckley.

     J. Roe Buckley, age 42, joined Mewbourne Holdings, Inc. in July, 1990 and serves as Vice President and Chief Financial Officer of both MD and MOC. Mr. Buckley was employed by Mbank Dallas from 1985 to 1990 where he served as a commercial loan officer. He received a Bachelor of Arts in Economics from Sewanee in 1984. Mr. Buckley is the son-in-law of Curtis W. Mewbourne and is married to Ruth M. Buckley. He is also the brother-in-law of Dorothy M. Cuenod and Julie M. Greene.

     Alan Clark, age 52, joined Mewbourne Oil Company in 1979 and serves as Treasurer and Controller of both MD and MOC. Prior to joining MOC, Mr. Clark was employed by Texas Oil and Gas Corporation as Assistant Supervisor of joint interest accounting from 1976 to 1979. Mr. Clark has served in several accounting/finance positions with Mewbourne Oil Company prior to his current assignment. Mr. Clark received a Bachelor of Business Administration from the University of Texas at Arlington.

     Michael F. Shepard, age 58, joined Mewbourne Oil Company in 1986 and serves as Secretary and General Counsel of MD. He has practiced law exclusively in the oil and gas industry since 1979 and formerly was counsel with Parker Drilling Company and its Perry Gas subsidiary for seven years. Mr. Shepard holds the Juris Doctor degree from the University of Tulsa where he received the National Energy Law and Policy Institute award as the outstanding graduate in the Energy Law curriculum. He received a B.A. degree, magna cum laude, from the University of Massachusetts in 1976. Mr. Shepard is a member of the bar in Texas and Oklahoma.

     Dorothy Mewbourne Cuenod, age 44, received a B.A. degree in Art History from The University of Texas and a Masters of Business Administration Degree from Southern Methodist University. Since 1984 she has served as a Director and Assistant Secretary of both MD and MOC. Ms. Cuenod is the daughter of Curtis W. Mewbourne and is the sister of Ruth M. Buckley and Julie M. Greene. She is also the sister-in-law of J. Roe Buckley.

     Ruth Mewbourne Buckley, age 43, received a Bachelor of Science Degree in both Engineering and Geology from Vanderbilt University. Since 1987 she has served as a Director and Assistant Secretary of both MD and MOC. Ms. Buckley is the daughter of Curtis W. Mewbourne and is the sister of Dorothy M. Cuenod and Julie M. Greene. She is also the wife of J. Roe Buckley.

     Julie Mewbourne Greene, age 41, received a B.A. degree in Business Administration from The University of Oklahoma. Since 1988 she has served as a Director and Assistant Secretary of both MD and MOC. Prior to that time she was employed by Rauscher, Pierce, Refsnes, Inc. Ms. Greene is the daughter of Curtis W. Mewbourne and is the sister of Dorothy M. Cuenod and Ruth M. Buckley. She is also the sister-in-law of J. Roe Buckley.

ITEM 11. Executive Compensation

The Registrant does not have any officers or directors. Management of the Registrant is vested in the managing general partner. None of the officers or directors of MD or MOC will receive remuneration directly from the Registrant, but will continue to be compensated by their present employers. The Registrant will reimburse MD and MOC and affiliates thereof for certain costs of overhead falling within the definition of Administrative Costs, including without limitation, salaries of the officers and employees of MD and MOC; provided that no portion of the salaries of the directors or of the executive officer of MOC or MD may be reimbursed as Administrative Costs.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

(a) Beneficial owners of more than five percent

	Name of	Amount&Nature	Percent
	Beneficial	of Beneficial	of
Title of Class	Owner	Owner	Class
None	None	N/A	N/A

(b) Security ownership of management

The Registrant does not have any officers or directors. The managing general partner of the Registrant, MD, has the exclusive right and full authority to manage, control and administer the Registrant’s business. Under the Registrant’s Partnership Agreement, limited and general partners holding a majority of the outstanding limited and general partnership interests have the right to take certain actions, including the removal of the managing general partner. The Registrant is not aware of any current arrangement or activity that may lead to such removal.

ITEM 13. Certain Relationships and Related Transactions

Transactions with MD and its affiliates

Pursuant to the Registrant’s Partnership Agreement, the Registrant had the following related party transactions with MD and its affiliates for the period from January 27, 2004 (date of inception) through December 31, 2004:

2004
Administrative & general expense and payment of well charges and supervision charges in accordance with standard industry operating agreements	$114,837

The Registrant participates in oil and gas activities through a drilling program created by the Drilling Program Agreement (the “Program”). Pursuant to the Program, MD pays approximately 20% of the Program’s capital expenditures and approximately 30% of its operating and general and administrative expenses. The Registrant pays the remainder of the costs and expenses of the Program. In return, MD is allocated approximately 30% of the Program’s revenues.

PART IV

ITEM 14. Principal Accountant Fees and Services

For the Year Ended
December 31, 2004
Audit	$14,890
Tax Fees	$5,512

$20,402

The Partnership has retained PricewaterhouseCoopers LLP as their independent registered public accounting firm.

ITEM 15. Exhibits, Financial Statements, Financial Statement Schedules and Reports on Form 8-K

(a)	1. Financial statements

The following are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm

Balance sheet as of December 31, 2004

Statement of operations for the period from January 27, 2004 (date of inception) through December 31, 2004

Statement of changes in partners’ capital for the period from January 27, 2004 (date of inception) through December 31, 2004

Statement of cash flows for the period from January 27, 2004 (date of inception) through December 31, 2004

Notes to financial statements

2. Financial statement schedules

None.

All required information is in the financial statements or the notes thereto, or is not applicable or required.

3. Exhibits

The exhibits listed on the accompanying index are filed or incorporated by reference as part of this annual report.

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Mewbourne Energy Partners 04-A, L.P.

By:	Mewbourne Development Corporation
Managing General Partner

By:	/s/ Curtis W. Mewbourne

Curtis W. Mewbourne
President and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Curtis W. Mewbourne	President/Director	March 29, 2005

Curtis W. Mewbourne

/s/ J. Roe Buckley	Vice President	March 29, 2005
Chief Financial Officer
J. Roe Buckley

/s/ Alan Clark	Treasurer	March 29, 2005

Alan Clark

/s/ Dorothy M. Cuenod	Director	March 29, 2005

Dorothy M. Cuenod

/s/ Ruth M. Buckley	Director	March 29, 2005

Ruth M. Buckley

/s/ Julie M. Greene	Director	March 29, 2005

Julie M. Greene

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

No annual report or proxy material has been sent to the Registrant’s security holders.

MEWBOURNE ENERGY PARTNERS 04-A, L.P.

FINANCIAL STATEMENTS

WITH REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

For the period from January 27, 2004
(date of inception) through December 31, 2004

Report of Independent Registered Public Accounting Firm

To the Partners of Mewbourne Energy Partners 04-A, L.P. and to the Board of Directors of Mewbourne Development Corporation:

In our opinion, the accompanying balance sheet and the related statements of operations, of changes in partners’ capital and of cash flows present fairly, in all material respects, the financial position of Mewbourne Energy Partners 04-A, L.P. at December 31, 2004 and the results of its operations and its cash flows for the period from January 27, 2004 (date of inception) through December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas
March  29,   2005

Mewbourne Energy Partners 04-A, L.P.

BALANCE SHEET
December 31, 2004

2004
ASSETS

Cash and cash equivalents	$10,630,997
Accounts receivable, affiliate	690,040

Total current assets	11,321,037

Prepaid well cost	7,937,853

Oil and gas properties at cost, full cost method	9,505,563
Less accumulated depreciation, depletion, amortization and impairment	(252,014)

9,253,549

Total assets	$28,512,439

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable, affiliate	$501,212

Asset retirement obligation plugging liability	112,534

Partners’ capital
General partners	25,327,364
Limited partners	2,571,329

Total partners’ capital	27,898,693

Total liabilities and partners’ capital	$28,512,439

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 04-A, L.P.

STATEMENT OF OPERATIONS
For the period from January 27, 2004
(date of inception) through December 31, 2004

2004
Revenues and other income:

Oil and gas sales	$675,201
Interest income	108,108

783,309

Expenses:

Lease operating expense	24,368
Production taxes	55,559
Administrative and general expense	10,445
Depreciation, depletion, and amortization	252,014
Asset retirement obligation accretion	7,997

350,383

Net income	$432,926

Allocation of net income:
General partners	$393,025

Limited partners	$39,901

Basic and diluted net income per limited and general partner interest (30,000 interests outstanding)	$14.43

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 04-A, L.P.

STATEMENT OF CHANGES IN PARTNERS’ CAPITAL
For the period from January 27, 2004
(date of inception) through December 31, 2004

	General	Limited
	Partners	Partners	Total
Balance at January 27, 2004	$0	$0	$0
Capital contributions, net of sales commissions and due diligence fees of $2,300,661 and $233,572, respectively	24,934,339	2,531,428	27,465,767
Net income	393,025	39,901	432,926

Balance at December 31, 2004	$25,327,364	$2,571,329	$27,898,693

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 04-A, L.P.

STATEMENT OF CASH FLOWS
For the period from January 27, 2004
(date of inception) through December 31, 2004

2004
Cash flows from operating activities:
Net income	$432,926
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	252,014
Asset retirement obligation accretion	7,997
Changes in operating assets and liabilities:
Accounts receivable, affiliate	(690,040)
Accounts payable, affiliate	501,212

Net cash provided by operating activities	504,109

Cash flows from investing activities:
Purchase and development of oil and gas properties	(9,401,026)
Prepaid well cost	(7,937,853)

Net cash used in investing activities	(17,338,879)

Cash flows from financing activities:
Capital contributions from partners	27,465,767

Net cash provided by financing activities	27,465,767

Net increase in cash and cash equivalents	10,630,997
Cash and cash equivalents, beginning of period	0

Cash and cash equivalents, end of period	$10,630,997

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 04-A, L.P.

NOTES TO FINANCIAL STATEMENTS

1.	Significant Accounting Policies:

Accounting for Oil and Gas Producing Activities

Mewbourne Energy Partners 04-A, L.P., (the “Partnership”), a Delaware limited partnership engaged primarily in oil and gas development and production in Texas, Oklahoma, and New Mexico, was organized on January 27, 2004. The offering of limited and general partnership interests began June 10, 2004 as a part of an offering registered under the name Mewbourne Energy Partners 04-05 Drilling Programs, (the “Program”), and concluded August 20, 2004, with total investor contributions of $30,000,000 being sold to 1,118 subscribers of which $27,235,000 were sold to 1,022 subscribers as general partner interests and $2,765,000 were sold to 96 subscribers as limited partner interests.

The Program’s sole business is the development and production of oil and gas with a concentration on gas. Substantially all of the Program’s gas reserves are being sold regionally in the spot market. Due to the highly competitive nature of the spot market, prices are subject to seasonal and regional pricing fluctuations. In addition, such spot market sales are generally short-term in nature and are dependent upon obtaining transportation services provided by pipelines. The prices received for the Program’s oil and gas are subject to influences such as global consumption and supply trends.

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acq1uisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At December 31, 2004, approximately $10.376 million of capitalized costs were excluded from amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties.

Significant estimates inherent in the Registrant’s financial statements include the estimate of oil and gas reserves and future abandonment costs as reported in the footnotes to the financial statements. Changes in oil and gas prices, changes in production estimates and the success or failure of future development activities could have a significant effect on reserve estimates. The reserve estimates directly impact the computation of depreciation, depletion, and amortization, asset retirement obligation, and the ceiling test for the Registrant’s oil and gas properties.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Cash and cash equivalents

The Partnership considers all highly liquid investments, those with original maturities of three months or less at the date of acquisition, to be cash equivalents. The Partnership maintains all its cash in one financial institution.

     Asset Retirement Obligations

In accordance with FAS 143, the Partnership has recognized an estimated liability for future plugging and abandonment costs. The estimated liability is based on historical experience and estimated well life. The liability is discounted using the credit-adjusted risk-free rate. Revisions to the liability could occur due to changes in well plugging and abandonment costs or well useful lives, or if federal or state regulators enact new well restoration requirements. The Partnership recognizes accretion expense in connection with the discounted liability over the remaining life of the well.

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the period from January 27, 2004 (date of inception) through December 31, 2004, is as follows:

2004
Balance, beginning of period	$0
Liabilities incurred	104,537
Accretion expense	7,997

Balance, end of period	$112,534

     Oil and Gas Sales

The Program’s oil and condensate production is sold, title passed, and revenue recognized at or near the Program’s wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil industry. Sales of gas applicable to the Program’s interest are recorded as revenue when the gas is metered and title transferred pursuant to the gas sales contracts covering the Program’s interest in gas reserves. The Partnership uses the sales method to recognize oil and gas revenue whereby revenue is recognized for the amount of production taken regardless of the amount for which the Partnership is entitled based on its working interest ownership. As of December 31, 2004, no material gas imbalances between the Partnership and other working interest owners existed.

     Income Taxes

The Partnership is treated as a partnership for income tax purposes, and as a result, income of the Partnership is reported on the tax returns of the partners and no recognition is given to income taxes in the financial statements.

     2. Organization and Related Party Transactions:

The Partnership was organized on January 27, 2004. Mewbourne Development Corporation (MD) is managing general partner and Mewbourne Oil Company (MOC) is operator of oil and gas properties owned by the Partnership. Mewbourne Holdings, Inc. is the parent of both MD and MOC. Substantially all transactions are with MD and MOC.

In the ordinary course of business, MOC will incur certain costs that will be passed on to well owners of the well on which the costs were incurred. The partnership will receive their portion of these costs based upon their ownership in each well incurring the costs. These costs are referred to as Operator charges and are standard and customary in the oil and gas industry. Operator charges include recovery of gas marketing costs, fixed rate overhead, supervision, pumping, and equipment furnished by the Operator. Reimbursement to MOC for operator charges totaled $114,837 for the period from January 27, 2004 (date of inception) through December 31, 2004. Operator charges are billed in accordance with the program and partnership agreements.

In consideration for services rendered by MD in managing the business of the partnership, the partnership during each of the initial three years of the partnership will pay to MD a management fee in the amount equal to 1% of the subscriptions by the investor partners to the partnership. Management fees were not allocated to the Partnership for the period from January 27, 2004 (date of inception) through December 31, 2004.

In general, during any particular calendar year, the total amount of administrative expenses allocated to the Partnership shall not exceed the greater of (a) 3.5% of the Partnership’s gross revenue from the sale of oil and natural gas production during each year (calculated without any deduction for operating costs or other costs and expenses) or (b) the sum of $50,000 plus .25% of the capital contributions of limited and general partners.

The Partnership participates in oil and gas activities through a Drilling Program Agreement, the Program. The Partnership and MD are parties to the Program agreement. The costs and revenues of the Program are allocated to MD and the Partnership as follows:

	Partnership	MD
Revenues:
Proceeds from disposition of depreciable and and depletable properties	70%	30%
All other revenues	70%	30%
Costs and expenses:
Sales commissions and due diligence fees (1)	100%	0%
Organization and offering costs (2)	0%	100%
Lease acquisition costs (2)	0%	100%
Tangible and intangible drilling costs (2)	100%	0%
Operating costs, reporting and legal expenses, general and administrative expenses and all other costs	70%	30%

(1) The Partnership will pay sales commissions and due diligence fees of 8% and 0.5%, respectively, of the capital contributions initially made by investor partners in exchange for their respective interests.

(2) As noted above, pursuant to the Program, MD must contribute 100% of organization and offering costs and lease acquisition costs which will approximate 20% of total capital costs. To the extent that organization and offering costs and lease acquisition costs are less than 20% of total capital costs, MD is responsible for tangible drilling costs until its share of the Program’s total capital costs reaches approximately 20%.

The Partnership’s financial statements reflect its respective proportionate interest in the Program.

3.	Reconciliation of Net income per Statement of Operations with Net loss per Federal Income Tax Return:

The following is a reconciliation of net income per statement of operations with net loss per federal income tax return for the period from January 27, 2004 (date of inception) through December 31, 2004:

2004
Net income per statement of operations	$432,926
Intangible development costs capitalized for financial reporting purposes and expensed for tax reporting purposes	(13,898,686)
Dry hole costs capitalized for financial reporting purposes and expensed for tax reporting purposes	(464,938)
Depreciation, depletion and amortization for financial reporting purposes under amounts for tax reporting purposes	(474,688)
ARO accretion expense for financial reporting purposes	7,997

Net loss per federal income tax return before tentative tax depletion	$(14,397,389)

The Partnership’s financial reporting bases of its net assets exceeded the tax bases of its net assets by $14,942,848 at December 31, 2004.

4.	Recently Issued Accounting Standards:

On September 28, 2004 the Security and Exchange Commission issued Staff Accounting Bulletin No. 106 (SAB No. 106). The interpretations in SAB No. 106 express the staff’s views regarding the application of FASB Statement No. 143, “Accounting for Asset Retirement Obligations”, by oil and gas producing companies following the full cost accounting method.

Under Statement 143, the Partnership must recognize a liability for an asset retirement obligation at fair value in the period in which the obligation is incurred, if a reasonable estimate of fair value can be made. The Partnership also must initially capitalize the associated asset retirement costs by increasing its full cost pool by the same amount as the liability. Under the full cost method of accounting, the Partnership calculates quarterly a limitation on capitalized costs, i.e., the full cost ceiling of our oil and natural gas properties and any asset retirement costs capitalized pursuant to Statement 143 are subject to the full cost ceiling limitation. SAB No. 106 provides that after adoption of Statement 143, the future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet should be excluded from the computation of the present value of estimated future net revenues for purposes of the full cost ceiling calculation. Currently, the future cash outflows associated with settling asset retirement obligations are included in the computation of the present value of estimated future reserves for purposes of the full cost ceiling calculation. The amount of the full cost pool subject to the ceiling test is decreased by the amount of the asset retirement obligation liability. The effect of this interpretation will increase the ceiling as it relates to the Partnership’s full cost pool and will increase the amount of the full cost pool that is subject to the ceiling. The Partnership does not expect SAB 106 to have a material impact on the calculation of its full cost ceiling test.

The estimated dismantlement and abandonment costs for the Partnership’s oil and natural gas properties that have been capitalized have been included in the costs used when calculating the depreciation, depletion and amortization (DD&A) rate used to amortize the properties. Future development activities on proved reserves may result in additional asset retirement obligations when such activities are performed and the associated asset retirement costs will be capitalized at that time. Under the interpretations in SAB No. 106 to the extent that estimated dismantlement and abandonment costs, net of estimated salvage values, have not been capitalized for future development activity, the Partnership will be required to estimate the amount of dismantlement and abandonment costs that will be incurred and include those amounts in the costs to be amortized. The Partnership has not yet determined the full impact this will have on DD&A but it is not expected to be material.

5.	Supplemental Oil and Gas Information:

The tables presented below provide supplemental information about oil and natural gas exploration and production activities as defined by SFAS No. 69, “Disclosures about Oil and Gas Producing Activities”.

     Costs Incurred and Capitalized Costs:

Costs incurred in oil and natural gas acquisition, exploration and development activities for the period from January 27, 2004 (date of inception) through December 31, 2004:

2004
Costs incurred for the year:
Development	$9,401,026

Capitalized costs related to oil and natural gas acquisition, exploration and development activities for the period from January 27, 2004 (date of inception) through December 31, 2004, are as follows:

2004
Cost of oil and natural gas properties at year-end:
Producing assets – Proved properties	$6,702,797
Incomplete construction – Unproved properties	2,698,229
Asset retirement obligation	104,537

Total capitalized cost	9,505,563
Accumulated depreciation, depletion, amortization and impairment	(252,014)

Net capitalized costs	$9,253,549

Depreciation, depletion and amortization per one thousand cubic feet of gas equivalents was $2.30 for the period from January 27, 2004 (date of inception) through December 31, 2004.

Although certain wells had been drilled, completed and began producing in December 2004, a majority of the wells were drilled and completed subsequent to December 31, 2004.

     Estimated Net Quantities of Proved Oil and Gas Reserves (Unaudited):

Reserve estimates as well as certain information regarding future production and discounted cash flows were determined by the Partnership’s independent petroleum consultants and MOC’s petroleum reservoir engineers. The Partnership considers reserve estimates to be reasonable, however, due to inherent uncertainties and the limited nature of reservoir data, estimates of oil and gas reserves are imprecise and subject to change over time as additional information becomes available.

There have been no favorable or adverse events that have caused a significant change in estimated proved reserves since December 31, 2004. The Partnership has no long-term supply agreements or contracts with governments or authorities in which it acts as producer nor does it have any interest in oil and gas operations accounted for by the equity method. All reserves are located onshore within the United States.

Proved Reserves:

	Crude Oil	Natural Gas
	and Condensate	(Thousands of
	(bbls of Oil)	Cubic Feet)
	(In thousands)
Balance at January 27, 2004 (date of inception)	0	0
Discoveries	16	2,907
Production	(1)	(106)

Balance at December 31, 2004 (1)	15	2,801

(1)	All of these reserves are categorized as proved developed as of December 31, 2004.

     Standardized Measure of Discounted Future Net Cash Flows (Unaudited):

For the period from January 27, 2004 (date of inception) through December 31, 2004

The Standardized measure of discounted future net cash flows from estimated production of proved oil and gas reserves is presented in accordance with the provisions of Statement of Financial Accounting Standards No. 69, “Disclosures about Oil and Gas Producing Activities” (SFAS No. 69). In computing this data, assumptions other than those mandated by SFAS No. 69 could produce substantially different results. The Partnership cautions against viewing this information as a forecast of future economic conditions, revenues, or fair value.

The standardized measure has been prepared assuming year-end selling prices, year-end development and production costs and a 10 percent annual discount rate. No future income tax expense has been provided for the Partnership since it incurs no income tax liability. (See Significant Accounting Policies – Income Taxes in Note 1 to the Financial Statements.) The year-end prices were $41.47 per barrel of oil and $5.40 for MCF of gas as of December 31, 2004.

2004
Future cash inflows	$15,779,036
Future production cost	(3,386,748)
Future development cost (1)	(191,341)

Future net cash flows	12,200,947
Discount at 10 percent	(4,791,384)

Standardized measure	$7,409,563

(1) 2004 includes $54,499 of undiscounted future asset retirement income estimated as of December 31, 2004 using current estimates of future abandonment costs and salvage income. See “Note 1. Significant Accounting Policies” for corresponding information concerning our discounted asset retirement obligations.

Summary of changes in the Standardized Measure

2004
Balance at January 27, 2004 (date of inception)	$0
Increase (decrease) in discounted future net cash flows:
Sale of oil and gas production, net of related cost	(595,274)
Discoveries less related cost	8,004,837

Balance, end of period	$7,409,563

MEWBOURNE ENERGY PARTNERS 04-A, L.P.

INDEX TO EXHIBITS

The following documents are incorporated by reference in response to Item 15(a)3.

EXHIBIT
NUMBER	DESCRIPTION
3.1	Form of Certificate of Limited Partnership (filed as Exhibit 3.1 to Registration Statement on Form S-1, File No. 333-113340 and incorporated herein by reference)

3.2	Form of Certificate of Amendment of the Certificate of Limited Partnership (filed as Exhibit 3.2 to Registration Statement on Form S-1, File No. 333-113340 and incorporated herein by reference)

4.1	Form of Agreement of Partnership (filed as Exhibit 4.1 to Registration Statement on Form S-1, File No. 333-113340 and incorporated herein by reference)

10.1	Form of Drilling Program Agreement (filed as Exhibit 10.1 to Registration Statement on Form S-1, File No. 333-113340 and incorporated herein by reference)

10.4	Form of Operating Agreement (filed as Exhibit 10.4 to Registration Statement on Form S-1, File No. 333-113340 and incorporated herein by reference)

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

EXHIBIT A

MEWBOURNE ENERGY PARTNERS 04-A, LP
LIST OF GENERAL PARTNERS

NAME
ALVIN M ABE

COLBERT Y ABE

GARY L & CHRISTINE ABERNATHY

ERNEST & PATRICIA ADAIR TRUST 4-7-00
ERNEST M & PATRICIA M ADAIR TRUSTEES

AGNEW FAM TRUST 3-24-04
GLENN & PAMALA AGNEW TRUSTEES

DEBORAH L & DOMINICK S AGRESTA

DEBRA L ALBAIR TRUST 2-3-97
WILLIAM B & DEBRA ALBAIR TRUSTEES

JOHN W & DIANE M ALDEN

ALEXANDER FAM LIV TRUST
MADELINE ALEXANDER TRUSTEE

LISA A ALLEN

WANDA L ANDERECK REV LIV TRUST
WANDA L ANDERECK TRUSTEE

CAMERON S ANDERSON

GORDON E & SHIRLEY A ANDERSON

GREG ANDERSON

RICHARD ANDERSON MD & KATHLEEN ISDITH DDS

RICHARD S & WANDA J ANTHONY

NELSON G & LABRINA S C APUYA

JOANNE ARCHERD

JOSEPH JR & AVA DIANE ARCOBASSO

DALE P & MARGARET C ARMSTRONG

JOHN R ARRIETA

JAMES BAILEY & MICHELLE DELAUER

LLOYD W BAILEY MD

PATRICIA P BAILEY

ROBERT P BAINE JR

DELLAMAE BAKER TRUST 8-10-94
DELLAMAE BAKER TRUSTEE

FRANK R BAKER

JACK L BAKER

JOHN P JR & DIANE T BAKER

ROGER M & COLLEEN J BALLINGER

EVELYN C BANAYAT

DEV & RENATE BANERJEE

RUTH R BANKS

WILLIAM & GAIL BAPTIST

RONALD A & JUNE P BAREIS

JOHN ANDREW BARRETT

BRADLEY W BARTEL & SUSAN M YUSKOVIC BARTEL

MARK BASS

DAVID GEORGE BASSITT

MARK T & ROSANNE K BAUGH

BAUGH FAM TRUST 10-24-98
WILLIAM J & MARY D BAUGH TRUSTEES

RONALD A & TWILA I BAZE

GARY O BEAN MD

NAME
ARLETTA ASHE

THE AUBIN FAM TRUST 10-6-03
CHARLES D & NANCY AUBIN TRUSTEES

ALTON L AUSTIN
RONALD & JANICE BECKMANN

KIMBERLY ANN BELL 2003 TRUST
ANN MARIE BELL TRUSTEE

GEORGE W & PHLLIS B BELSEY

NEWMAN L & EVELYN BENCH TRUST 4-5-96
NEWMAN L & EVELYN M BENCH TRUSTEE

JOHN W BENGTSON

REBECCA C BENSON REV TRUST 6-26-84
REBECCA C BENSON TRUSTEE

CHARLES F & GLORIA BENZIE TRUST 8-13-93
CHARLES F & GLORIA J BENZIE TRUSTEES

ROGER & MARY BERCHTOLD FAM TRUST 3-21-97
ROGER & MARY BERCHTOLD TRUSTEES

ROLAND & LUANNE BERGSTROM

STACEY BERLOW & MICHAEL KARASICK

C NELSON BERRY III

EARL BETHKE

BICKMAN REV LIV TRUST 5-11-00
LEONARD & CORINNE BICKMAN TRUSTEES

JONATHAN M & DONNA M BIEBER

BILLINGS REV LIV TRUST 3-15-01
ANTOINETTE & EDWARD BILLINGS TRUSTEES

BILLINGS REV LIV TRUST 3-24-97
PAUL B & KAREN N BILLINGS TRUSTEE

JEROME L BILLINGSLEY & JULIANA ELLIS-BILLINGSLEY

BINDLER LIV TRUST 4-14-97
JULIAN BINDLER TRUSTEE

SALVATORE & WILMA BIONDO

SUSANNA H BIRD TRUST

DONALD J & MARY K BEARY

DOROTHY N BECKER TRUST 12-17-01
DOROTHY N BECKER TRUSTEE

WILLIAM E & DEBRA L BECKER

SANDRA S BLACK

CHARLES C BLOW

W BRAD & JAN S BOBBITT

LORRAINE B & FRED W BODE

DENNIS V & NORMA JEAN BOECK

BRENT & KRISTIE BOEHRINGER

BOMBERGER FAM LIV TRUST 12-4-97
JAMES L & ELIZABETH BOMBERGER TRUSTEES

JEROME & SANDRA BONVIE

EARL J BORDERS

GEORGIA P BORDERS

CLAIRE E BORK

WALTER A BORK

JAMES W & ELAINE M BORLAND

TERRY R BORN

LOWELL E & BETTY L BOSAW

ROBERT & PATTI BOSSI REV TRUST 10-27-00
ROBERT K & PATTI D BOSSI TRUSTEES

TERRY L & WANDA GAIL BOWLES

MARILYN BOWMAN

GERARD & GAIL BOYNTON

KENNETH A & N JEANETTE BRADLEY

S M & SHEILA A BRAMANDE

GARY J BRAMER

BRAMMER FAM TRUST 7-27-00
CHARLES BRAMMER TRUSTEE

NAME
DAVID PETE & GRACE W BLACK

ROBERT L & NEDRA J BLACK

DIANE L BRENNER

CLAUDIUS RAY & JUNE S BRINN

JAMES F BRINTON

CARL P BROADWATER

BUFORD L BROCK TRUST 12-18-91
BUFORD L BROCK TRUSTEE

DAVID R BROENEN

ERIC B BROOKS TRUST 6-7-00
ERIC B BROOKS TRUSTEE

CHARLES A & JOAN LORRAINE BROWN

JAMES KEVIN BROWN

WAYNE R BROWN

MATTHEW & HEATHER BRUENING

WILLIAM BRYANT

VERONICA ORTIZ BUCK

KEVIN & ANNA BUCKMAN

HAROLD L & LILA M BUMANN TRUST

GEORGE B BUNCH

KARL M BURETZ

JAMES R & DONNA M BURGARD

JOE ED & NAN JO BURNAM

RUSSELL J & TERRI ZAHN BURNAM

JENEPHER BURTON

FRANCIS A BUTLER

JOAN S BUTLER

RAYMOND J BUTTSCHAU TRUST 12-11-03
RAYMOND J BUTTSCHAU TRUSTEE

JOAN BRANDON

SCOTT BRAYTON

FELIX & REBECCA CACCIATO

ADAM L CAFEGE

CHARLES L CALCATERRA III TRUST 4-7-95
CHARLES L CALCATERRA III TRUSTEE

MARY L CAMPBELL

RICHARD J & NORMA J CAMPBELL

MICHAEL T & BRENDA A CANNON

HOLLIS B CANTERBURY MGMT TRUST
HOLLIS B & MICHAEL CANTERBURY TRUSTEES

MICHAEL D & LIESE CANTERBURY

DORTHA LOU CAPPS

WILLIAM L CARLSON

DONNA CARLTON

RICHARD P & JEAN M CARNEY

NICHOLAS CAROSI III & VIRGINIA O CAROSI

GENNARO M CARRAZZONE TRUST
GENNARO M CARRAZZONE TRUSTEE

GESINE W CARRAZZONE TRUST
GESINE W CARRAZZONE TRUSTEE

THOMAS & MARGIE CARTER

CARL BRUCE & JEANNE M CASCIERE

JANE CASE & HELEN KERSEY

GEORGE M & DEBORAH E CASEY

JOHN P CAVANAUGH REV LIV TRUST 7-20-97
JOHN P CAVANAUGH TRUSTEE

JOHN P & JUDY W CAYCE

NEAL & JERRE CHASTAIN

LAWRENCE M T CHEW

NAME
PATRICK & ROSANNE BYRNE

ROBERT F & MARY C CHITWOOD

WESLEY J J CHOY

LORIN CHUN

JACK J & MARGARET M CINQUE

GAIL L CISEL LIV TRUST

BRUCE B & GABRIELE CLARK

EDWARD F CLARKE LIV TRUST 1-14-94
EDWARD F CLARKE TRUSTEE

ERNEST LEE CLARK III

JOHN CLARK

PATRICK J & BRENDA CLARKE TRUST 7-8-87
PATRICK J & BRENDA J CLARKE TRUSTEES

PRUITT & ANN COBB REV LIV TRUST 11-21-97
PRUITT & ANN COBB TRUSTEES

JANE S & ROBERT S COCHRAN

ROBERT S & SUZANNE G COCHRAN

DONALD W COHEN

LOIS COHORST

STEPHEN W COLBY

WILLIAM B COLBY

EDWARD D COLE

MICHELE COLEMAN TRUST 11-2-93
MICHELE COLEMAN TRUSTEE

THOMAS J COLEMAN

COLLEEN P COLLUM

RICHARD D & DORIS E CONDON

PATRICK L & MARILYN CONLEY

EDWARD J CONNORS & CAROLYN C ROBERTS

MICHAEL & DAWN CHITWOOD

LAWRENCE CONNORS TRUSTEE

PATRICK J CONROY

WILLIAM M CONROY III

MICHAEL J COOGAN

DAVID COOK

J C JAMES COOK III

LEROY COOK

STANLEY H JR & MADELINE D COOK

GEORGE III & MICHELLE COOKE

RICHARD R & CHRISTINE CORSARO

MICHAEL J COSTIGAN & CYNTHIA L SEGERSTEN

DREW E COURTNEY MD

GARY L COWDREY

JOHN W & PHYLLIS I COX

CRABTREE ENTERPRISES LLC
TODD H PATTERSON MGR

GARY M & LINDA CRANDALL

DAVID L & DEBORAH L CRIFASI

CROSBY FAM REV LIV TRUST 7-28-00
DANIEL P & CAROL F CROSBY TRUSTEES

NORMAN E CRUZ LIV TRUST 4-30-01
NORMAN CRUZ TRUSTEE

ERIC J CUMMING

C PATRICK & MARIA C CUNTZ

KENNETH D & MARY J CUSTER

WILLIAM & PATRICIA DACEY

FRANCINE DANER

PAUL A DANNENBERG

NAME
CONNORS FAM LIV TRUST
NED & SHARON DANUSER

R RUSSELL DARBY

MATTHEW J DARINGER

JAMES R DAVIS

LESLIE S DAVIS

ROBERT C & MARY W DAVIS

DECOSTERD LIV TRUST
CHARLES E & ALICE K DECOSTERD TRUSTEES

JOSEPH DEITCH

ANE-GRETHE DELANEY

ADRIENNE & DOUGLAS F DELL

ROBERT C & DONNA D DELUCA

KENNETH D DENNEY

MARK A DERAAD

PAUL I JR & PATRICIA B DETWILER

SCOTT A DEWEY

HENDRIK & CORNELIA M DEYOUNG

EDWIN E & BARBARA J DICKAU

DAVID M & JANE DICKERSON

FREDERIC L DIEBOLD JR

MICHAEL & KATHLEEN DIESMAN FAM TRUST 7-21-98
MICHAEL & KATHLEEN DIESMAN TRUSTEES

MICHAEL & KATHLEEN DIESMAN TRUST 7-21-98
MICHAEL & KATHLEEN O DIESMAN TRUSTEES

DILLON REV LIV TRUST 1-12-04
DENNIS & TRACEY DILLON TRUSTEES

LESTER L DILLS REV TRUST 7-13-89
LESTER L DILLS TRUSTEE

WILLARD L & CLETA B DIX

EATHERLY LIV TRUST 5-30-95

FLORENCE A DOCKENDORF TRUST
FLORENCE A DOCKENDORF TRUSTEE

DODGEN FAM LIV TRUST
DAVID E DODGEN TRUSTEE

M ANNE DODRILL REV INTV TRUST
M ANNE & DAVID S DODRILL TRUSTEES

JAMES W DONNELLY

PATRICIA J DONOHOE

NANCY L DORLAC TRUST 5-29-03
NANCY L DORLAC TRUSTEE

STANDLEY DORN & CARLA ELLERN

DONALD J DORR

VICTORIA J DORR TRUST 7-23-98
VICTORIA J DORR TRUSTEE

FANE S DOWNS

JAMES C DOWNS

SUE DOWNS & MICHAEL FORSYTHE

RICHARD S DRAKE

GALEN & LINDA DRENNAN TRUST 8-22-03
GALEN G & LINDA S DRENNAN TRUSTEE

GERHARD DREO

LYNWOOD M & JUDITH S DRIKILL

FRED DUGGAN

CARLOS A DUJOVNE TRUST 5-27-04
CARLOS A & BEATRIZ DUJOVNE TRUSTEES

ALBERT W DUNN REV TRUST 4-10-95
ALBERT W DUNN TRUSTEE

WALTER W & PEGGY A DURHAM

JEAN H DURNAL REV LIV TRUST 3-9-95
JEAN H DURNAL TRUSTEE

DAVID R DYE

FEATHER & GAY FAM LIV TRUST

NAME
CARL & SHARON EATHERLY TRUSTEES

DINEEN M EBERT REV TRUST 12-20-99
DINEEN M EBERT TRUSTEE

FLOYD H ECHERD

DOROTHY ECKERT TRUST 9-18-91
DOROTHY ANN ECKERT TRUSTEE

BILLY RAY & DEIDRE LYNN EDWARDS

M E & JOAN E EDWARDS

RONALD C & JEAN F EDWARDS

BETHEL L EILAND

STEVE & JANE ELAM

ALAA A ELBENDARY

MARK & LORI ELLINGSON

DORIS A ELLIS

GREGORY M ELLIS

ALAN S & CHRISTINE A ELZEA

THE ENGLE TRUST 1-7-93
CHARLES V & MARJORIE C ENGLE TRUSTEES

DONNA GAIL ENRICO

JOAN H ERICSON TRUST

PHYLLIS A ESHLEMAN

JOHN WAYNE & BETTY EVANS TRUST 7-2-97
JOHN WAYNE & BETTY A EVANS TRUSTEES

ROBERT G & MARILYN A EVANS

ROBERT CHARLES & BEVERLY EVANS

NANCY M FARMER TRUST 7-28-00
NANCY M FARMER TRUSTEE

PATRICK D & KAREN S FARQUHAR

STEPHANIE & RONALD FISHER TRUST
STEPHANIE & RONALD FISHER TRUSTEES

ARTHUR FEATHER & MARY BETH GAY TRUSTEES

JOHN C FEATHERSTONE JR

STEVEN & KAREN FEATHERSTONE

STEVEN C FEDER

FELSTEIN FAM TRUST 7-11-97
STEVEN R & KATHLEEN FELSTEIN TRUSTEES

FENNELL & MONDAY LIV TRUST 7-3-02
JAMES G FENNELL & DIANE MONDAY TRUSTEES

JOHN C FEREBEE

METAXAS FERENTINOS & MARY ZACK

RICHARD FERGUSON

CHARLES M FERNANDEZ LIV TRUST 10-11-96
CHARLES M FERNANDEZ TRUSTEE

G PETE FIELDS

KENNETH TODD & JANET S FIELDS

MARGARET FILINGERI

MICHAEL JOSEPH FILINGERI

VINCENZA FILINGERI

JOSEPH P & TONI M FINCO

DORIS W FINDLAY 10-4-94
DORIS W FINDLAY TRUSTEES

DAVID A FINKEL

DEBORAH S FINKEL

ADELE J FINLEY REV LIV TRUST 5-29-97
ADELE FINLEY TRUSTEE

R SCOTT & DONNA M FIREBAUGH

JAMES E FISCHER

WILLIAM & LOIS FISCHER

VICKI S & C ROBERT FULK

DANIEL E & ROBIN L FULLER

NAME
A KEN & JOYCE FLAKE

MARY FLAUAUS REV LIV TRUST 2-1-94
MARY M WURTZ TRUSTEE

ALICE VIRGINIA D FLETCHER

PAUL B & ANNE C FLETCHER

FOGLE LIV TRUST 9-26-95
STEPHEN & MARJORIE FOGLE TRUSTEES

LAURIE C FONTANA SEPERATE PROP

MICHAEL J FORKINS

CHARLES W & JACQUELINE C FOWLER

ROBERT L FOX

LARRY D FRANK

DARREL D FRANKLIN REV TRUST 10-8-99
DARREL D FRANKLIN TRUSTEE

GARRETT M FRANZONI MD

LARRY & JACQUELYN FREDETTE

SCOTT & SARAH FREEDMAN

FREEDOM DREAM TEAM INC

FREIERT REV LIV TRUST 11-12-92
MILTON A & ELEANOR J FREIERT TRUSTEES

DONALD E JR & ROBIN R FRENCH

JEAN ANN KRBECHK FREY & WILLIAM J FREY

ROGER FRICKEL

LOREN J & ANNA MARIE FRIDGEN

WAYNE D & DEANNA K FRIEDRICHS

GERARD FROESEL

BRIAN Y & CAROL C FUJIOKA

DOROTHY I GOGGIO REV LIV TRUST 11-27-96
DOROTHY I GOGGIO TRUSTEE

STEPHEN R GOLDIE

KEVIN J GALLAGHER

SUZANNE G GALLAGHER

MATTHEW M & MARY ANN GALLUS

THOMAS H GARNETT JR

EUGENE & MARY JO GAROFALO

ARTURO & WANDA GARRIGA

EDWARD M & MARGARET GARSTKA

MARTY GAWLAS

GAYNOR FAM REV TRUST
WILLIAM R & MAUREEN GAYNOR TRUSTEES

VERNON & MARILYN GEILE

BRIAN C & JANET S GELLES

KEN GEORGE

WILLIAM H GERBER TRUST 12-5-94
WILLIAM H & BETH S GERBER TRUSTEES

DONALD E & JANET S GIBBS

MARILYN A GIBSON

STANLEY K GILBERT JR MD

SHIRLEY GILLESPIE

KELLY F & VELMA O GILLETTE

JANE E GISLASON

DAVID STEVEN GLADE

JOHN M GLIDEWELL LIV TRUST 3-30-99
JOHN M GLIDEWELL TRUSTEE

LINDA GLOVER

S L GOFF LTD, SARA L GOFF GEN PARTNER

DAVID & DIANE GRUBBS

GTF ENTERPRISES LLC

PAULA M GULLEY

NAME
EUGENE GOLDMAN

JAMES GOMEZ TRUST 10-8-94
JAMES GOMEZ TRUSTEE

THOMAS E & ANNETTE M GOOD

JUDY J GOODNIGHT

LINDA GORDON

JOSEPH D GORG REV LIV TRUST 4-28-99
JOSEPH D GORG TRUSTEE

SUSAN H GORNSTEIN

WILLIAM & ANGELA GOULD

JOSEPH & LILLIAN GRAFT TRUST 3-16-93
JOSEPH C & LILLIAN P GRAFT TRUSTEES

DAVID J W GRANT

RICHARD & JOAN GRANTHAM TRUST 8-23-97
RICHARD & JOAN GRANTHAM TRUSTEES

JAMES G GRATTAN MD & REBECCA A H GRATTAN

WESTON O GRAVES JR

MICHAEL T GREEN

TERRY GREEN

BENNETT E GREENFIELD

ROSS D & PEGGY D GREENSTREET

DAVID M & BOOBPAR GREHAWICK

PHILLIP GRILLO

SHIRLEY O GRILLO REV LIV TRUST 11-21-97

MARILYN A GALATI-GROTE TRUST 3-11-96
MARILYN A GALATI-GROTE TRUSTEE

MICHAEL A GRAVEN
RICHARD F & CAROL H HARRIS

ROGER HARRIS FAM TRUST 9-29-94
ROGER HARRIS TRUSTEE

VERONICA S HARRIS LIV TRUST 11-23-94
VERONICA S & KEVIN E HARRIS TRUSTEES

SUMIKO GUMMERT TRUST

ROBERT W GURNEY MD

PATRICIA ANN GUTER TRUST 4-25-02
PATRICIA & DONALD GUTER TRUSTEES

JUDY GUTTSCHALK DEC OF TRUST 1-15-01
JUDY & GEORGE GUTTSCHALK TRUSTEES

MICHAEL A & SUNAY GYORI

ROGER G & DOROTHY F HAACK

BERNARD J & LAURIE W HABLE

EDWARD & CAROL HALIKMAN

HALLMARK-SOUTHWEST CORP

PETER B HALMOS TRUST 3-30-95
PETER B HALMOS TRUSTEE

DON & KAY HALSEY LIV TRUST 10-8-93
D J & KATHERINE H HALSEY TRUSTEES

KENNETH HALVELAND LIV TRUST 1-15-92
KENNETH HALVELAND TRUSTEE

JOHN B HAMMOND TRUST 10-22-98
JOHN B HAMMOND TRUSTEE

HOLLY HANING

ELIZABETH HANLEY

LISA J HANSARD MD & PATRICK A HASKELL MD

WILLIAM W & DIANNE S HANSEN

VIRGINIA HARMANN REV TRUST
VIRGINIA HARMANN TRUSTEE

ROBERT C HARRINGTON REV TRUST 9-17-02
ROBERT C HARRINGTON TRUSTEE

JANET HARRIS
DOUGLAS S & GAYLE R HERBERT

JAMES R HEROLD TRUST 5-25-01

HOWARD HERTZ REV LIV TRUST 5-10-90
HOWARD HERTZ TRUSTEE

NAME
STEVEN KAI HARRISON

GRAY HARSH

PAUL F HARSTAD

BRIAN T HART

MARIANNE K HARTLEY

GARY & JANE HARTLING

GEORGE R HARTNETT

HAVELKA HOLDING CO LP

NAWAL S HAWATMEH

SAMER T HAWATMEH

HAYAKAWA FAM TRUST 7-17-96
GEORGE & BETTY HAYAKAWA TRUSTEES

MICHAEL HAYES

KATHLEEN M & GEORGE HAYNE

DALE & MARY HECKENBERG TRUST 8-17-99
DALE & MARY HECKENBERG TRUSTEES

TERRY & BARBARA HECKENBERG TRUST 8-17-99
TERRY D OR BARBARA HECKENBERG TRUSTEES

PAUL HEDQUIST & MARGARET ALTMIX-HEDQUIST

JAMES L & WILMA H HEFLIN

BILL R & LAURA V HEINTZ

HAROLD L & HAZEL M HELM TRUST 6-6-97
HAROLD L & HAZEL M HELM TRUSTEES

DONALD EUGENE HENNEBERG

EGBERT D HEPLER
HOOVER FAM TRUST 9-8-99
A J & JOAN HOOVER TRUSTEES

ROBERT R HOPKINS

DOUGLAS GENE & NANCY SIUDA HOPPOCK

WALTER HORIKOSHI

JOAN HEWITT & NORMAN STRUBING

DAVID & YVONNE HICKMAN

JAMES R HICKS LIV REV TRUST
JAMES R HICKS TRUSTEE

MARVIN & RUTH HIDDLESON TRUST 9-12-03
MARVIN L & RUTH G HIDDLESON TRUSTEES

ROY I HIGA LIV TRUST 11-1-93
ROY I HIGA TRUSTEE

AARON HILL

HINTZMAN TRUST 7-15-96
LEROY M & MARLENE V HINTZMAN TRUSTEES

ROBERT M JR & KAYOKO E HINZ

JAN T HIRANAKA

HIRBE REV LIV TRUST
FRANK J & ROSEMARY HIRBE TRUSTEES

DENNIS & DIANE HITCHCOCK

DEANNE W L HO

DAVID S HODGES MD

NANCY ANN HODGES

KELLY J HOLA

DEAN A HOLLAND

EUGENE F HOLLAND JR

EUGENE F HOLLAND SR

GEORGE D & TERESA O HOLLAND

CHARLES HOLTON

EBERHARD & BARBARA HOMMEL
J CHARLES CORPORATION
JOHN C BENNISON PRESIDENT

ISABEL JACKSON

JIMMY S JACKSON

JOE JACKSON

NAME
MELVIN E HORST

THOMAS F HOWELL

DAVID C & JENNIFER L HOYT

JULIUS C HUBBARD JR

ROBERT C HUBBARD III

JOHN P & JOANNE HULLUM

WENDELL P HUMMEL

JOHN & MARILYN HUNT

HURT FAM LIV TRUST
EDWARD B OR MARJORIE D HURT TRUSTEES

WILLIAM B HURT

CHARLES & PATSY HUTTON

KYLE L K & JODIE L IMAI

TADASHI INAGAMI

CLAYTON H & FAYE K ING

LYNN R & DOTTIE B INGALSBE

THOMAS M INGEBRAND

HARRY T INOUYE TRUST
HARRY T INOUYE TRUSTEE

MICHAEL & WENDY IRWIN

JOANNE S IVERSON LIV TRUST 10-29-96
JOANNE S IVERSON TRUSTEE

REID T IWAMOTO

MAUREEN JONES REV LIV TRUST
MAUREEN JONES TRUSTEE

KARL L JORDAN

DONNA L JUDD

WILLIAM D & DONNA L JUDD

KATHY A JURGENS

RANDALL JACKSON

DONALD E JAHNCKE LIV TRUST
DONALE E JAHNCKE TRUSTEE

THOMAS B JAHNCKE LIV TRUST 1-15-81

KEVIN F JAMES

WILLIAM M JAQUA

LEIGH ANN JENKINS MD

ROBERT W & CAROL J JENSEN

DERREL D & JO ELLEN JESTER

TWYLA V JIMENEZ & ROBIN R SHURTLEFF

C RUSSELL & ANITA D JOHNSON

CLARK D JOHNSON

EVAH B JOHNSON REV LIV TRUST 8-28-92
EVAH B JOHNSON TRUSTEE

J BUFORD & DIANE ROOK JOHNSON

MILDRED M JOHNSON REV LIV TRUST 8-28-92
MILDRED M JOHNSON TRUSTEE

RONALD R JOHNSON

ROY JOHNSTON

JANET JOKISCH REV LIV TRUST 6-24-97
JANET JOKISCH TRUSTEE

JAY H JONES

JUDITH JONES REV LIV TRUST
JUDITH JONES TRUSTEE

TOM D KILGORE

ROSEMARY KINDER REV LIV TRUST 2-6-92
ROSEMARY KINDER TRUSTEE

MATTHEW & MARY KING REV TRUST 12-28-00
MARY & MATTHEW KING TRUSTEES

MARK & FLORENCE KISTNER

MICHAEL KITASHIMA

NAME
J KEITH & NANCY B KALINOWSKI

JOHN R & SANDRA B KANCAVICUS

HARRY G KASANOW REV LIV TRUST
HARRY G KASANOW TRUSTEE

SCOTT KAUP

ESTELLE E KAYA

WILLIAM N KEADEY

TRUDY E KEANE

JOAN E KEITH

MARCIA KELASH

DANIEL & DOREEN S KELII

RICHARD L KEMP

JIM & MARGARET A KENNEDY

JULIE A KENNEDY

SEAN KENNEDY

KERR FAM TRUST DTD 7-20-89
JANET F KERR TRUSTEE

KERR FAM LIV TRUST
PAUL B & DONNA S KERR TRUSTEES

ALAN R & LINDA A KERTZ

KEVIN P KERTZ

LORRAINE KESLING REV LIV TRUST
LORRAINE KESLING TRUSTEE

KENNETH J & JENNIFER L KORPECKI

WILLIAM J & JEANNETTE KORPECKI

DONALD L & NANCY M KRAFT

AVIS S KRAG 2002 REV TRUST
AVIS S & MARTIN KRAG TRUSTEES

GORDON A & VIRGINIA L KRAMER

FLORENCE A KREIN REV LIV TRUST 7-2-97
FLORENCE A KREIN TRUSTEE

KENNETH W & DONNA M KLATCH

KLEFFNER REV LIV TRUST 11-4-92
JEROME B & DONNA M KLEFFNER TRUSTEES

MAGGIE KLEIN

KLEVER FAM TRUST 7-15-96
GARY P & MELODY KLEVER TRUSTEES

HAROLD E & DORIS M KLINK

JUSTIN J KLUG

KNESS TRUST AGREEMENT 8-30-02
WILLIAM A & PATRICIA A KNESS TRUSTEES

DOLORES B KOCHY REV LIV TRUST 10-28-94
DOLORES B KOCHY TRUSTEE

DAVE T KODAMA

JOHN W KOFEL

EDWARD & JUDITH KOHLBERG

DR RONALD H KOHLMEIER

SURVIVORS TRUST OF KOHN FAM 6-29-96
ELEANOR A KOHN TRUSTEE

VINCENT & TAMARA KOK

KONICKY FAM LIV TRUST 6-14-02
DENNIS & ENEDINA KONICKY TRUSTEES

BEVERLY LOGAS KOOPMAN & DARRELL J KOOPMAN

KOPP REV LIV TRUST 4-6-00
FRANCES KOPP TRUSTEE

TERRELL C LADY TRUST

DAVID R & FAYE L LAFSER

CHARLES H LALIN

BOB LAMB

JAMES A LAMSON

LANDMARK EAST PARTNERSHIP

ROBERT J LANGE

NAME
CHARLES & GAIL KREITNER

PAULA CAROL KRESSER REV TRUST 11-11-91
PAULA CAROL KRESSER TRUSTEE

JEFFREY & REBECCA KRIDA

THOMAS R SR & DONNA L KRINGS

JONATHAN S KROHN MD

MARTHA J KROISS

LINDA M KRUENEGEL REV LIV TRUST 1-22-02
LINDA M KRUENEGEL TRUSTEE

ANDREW S KRULWICH

BRENDA J KRUSE

DALE K & KAREN KRUSE

DAVID C & KRISTIE D KULLY

DELRAY G & ELIZABETH J KUMM

NEIL A KURTZMAN

ANITA L HELFERS KUSS

THOMAS J KUZMA

L & M INVESTMENT CO
HAROLD & LILA BUMANN PARTNERS

MICHAEL J LABORDE

MARY ANN D LACEY

LINSIN REV LIV TRUST 11-30-98
RUSSELL J & VIRGINIA C LINSIN TRUSTEES

CRAIG LITTLEFIELD

VIRGINIA LIVIE

RICHARD E JR & MARIE LLOYD

ANNA LOCHIRCO

BARBARA A LOCK REV TRUST 5-30-01
BARBARA A LOCK TRUSTEE

MARCIA J LOESING REV LIV TRUST 1-23-97

LUCILE LANSING

CRUZ & PAM LATHAM REV TRUST 7-21-04
CRUZ & PAM LATHAM TRUSTEES

HARRY C LATHAM

QUESTOR U S LAU

BOBBY T LEE REV LIV TRUST
BOBBY T LEE TRUSTEE

ARCHIE H & DONNA R LEES TRUST 10-20-03
ARCHIE H III & DONNA R LEES TRUSTEES

JAMES O & LINDA C LEESE

JILL J LEVIN

BERNARD LEWIS REV TRUST
BERNARD LEWIS TRUSTEE

DAVID H LEWIS

JULIE D LEWIS TRUST 8-7-03
JULIE D LEWIS TRUSTEE

SCOTT & MARJORIE LIDARD

JEFFREY A LIGGETT

CHRISTOPHER D & MELISSA K LIND

RICHARD D LIND REV LIV TRUST 6-23-96
RICHARD D LIND TRUSTEE

JOHN B LINDERMAN JR

MARK & JOY MARCHINIAK

BEVERLEE A & TERRY L MARSH

MARGERY M MARSHALL TRUST 12-27-96
MARGERY M MARSHALL TRUSTEE

BEVERLY L MARTIN

PRESTON & ETTA MAE MARTIN TRUST 1-30-93
PRESTON K & ETTA MAE MARTIN TRUSTEES

SCOTT C MARTIN

WILLIAM F & VIRGINIA A MARTIN

NAME
MARCIA J LOESING TRUSTEE

JOSEPH C LONG

M F LONG II & LISA LONG REV TRUST 9-8-94
M F LONG II & LISA LONG TRUSTEES

RICHARD M LOWESTEIN

STEPHEN & AUDREY LUDEMAN TRUST
STEPHEN P & AUDREY D LUDEMAN TRUSTEES

DON D L & BECKI G LUNA

BARBARA PANTUSO LYNCH

JOAN P LYNCH

LEONARD LYNCH

DOUG MACGREGOR

DAVID MACKEY

MARY S MACRANDER

DAVID N MAIDER

DAVID L JR & DONNA T MAJCEN

MARK A MAKSIMIK

ANDREW E MANATOS

EMANUEL A & LAURA E MANATOS

LEON & KAY MANWARREN

JERRY D MCINTIRE

RONALD J & KAREN Z MCINTOSH

ROBERT N MCKAY

MCKELLIPS FAM TRUST 3-27-00
ALLEN L MCKELLIPS TRUSTEE

MCKINLEY LIV TRUST
RAYMOND R & NANCY J MCKINLEY TRUSTEES

JACK MCMULLIN

BARRY F & MELISSA C MCNEIL

MCVEY REV LIV TRUST AGMT 9-28-98

DANIEL MARTINY

CRAIG A MASON

DAVID MATHIES

ALAN Y MATSUSHIMA

GREG MATTSON

MAU LIV TRUST DTD 4-11-97
PATRICK K S & ESTELLA L L MAU TRUSTEES

M CLIFTON MAXWELL

KEITH P MAYER

ROBERT C MAYER MD

TIMOTHY E MAYER

LINDA SANBOR MCCARTHY

JAMES & SHIRLEY MCCLUNG

RICHARD D MCCONN

MICHAEL G & DORENDA MCCONNELL

JOHN D & NANCY S MCFADDER

DONALD E MCFARLAND

ROBERT & MARY MCGLAUGHLIN TRUST 10-21-97
ROBERT & MARY MCGLAUGHLIN TRUSTEE

CARROL A MCILROY
FELIX MIRANDO

DONALD E MITCHELL

JOHN L MITCHELL

TERESA V MITCHUM REV LIV TRUST 9-22-04
TERESA V MITCHUM TRUSTEE

JOYCE E MITSCH

DANIEL T MIYAMOTO

CARL J & JUDITH A MODZINSKI

CLIFFORD H MOERSCHELL

NAME
TROY E & ALICE J MCVEY TRUSTEES

A LEONHARD MEHLICH

HERMAN BENJAMIN MELLOTT

JOHN G MERGNER SR

MERRILL FAM TRUST 12-16-97
NORMAN K & JOLAINE G MERRILL TRUSTEES

DR CLYDE G C MEW

GERALDINE R MEYER

JOHN D MICHAELSEN

JOSEPH E MICHALIK

LLOYD K MIGITA

JOSEPH M MILETI

WILLIAM J MILLARD LIV TRUST 10-19-01
WM J MILLARD & GARY R ANDERSON CO-TRUSTEES

BRIAN R MILLER

CHARME E MILLER

CLIFFORD H MILLER

STUART & NANCY H MILLER

RICHARD C MINTO REV LIV TRUST 8-8-96
RICHARD C MINTO TRUSTEE
ROBERT F MURPHY

EDWARD P MURRAY

MARTHA J MURRAY

MICHAEL A MURRAY

WILLIAM C MUSSON

MARTHA MYERS

NAES LIV TRUST 2-6-01
RICHARD L & MILDRED E NAES TRUSTEES

RICHARD & TAMAMI NAKAMOTO

MARK M NAKATSUKASA

ROBERT & JUANITA MONNIG

RALPH & KAMALA MONTELLA FAM TR
KAMALA MONTELLA TRUSTEE

ANTHONY R & JANE MOORE

EMORY L MOORE

FRENCH H MOORE JR

BRUCE W & BARBARA G H MORAN

MILENE MOSES TRUST
MILENE MOSES TRUSTEE

BARBARA Z & DAVID S MOSS

BEATY M MOTHERSHEAD

NANCY L MUDD

SUANNE MUEHLNER

MULBERRY REV LIV TRUST 5-11-95
RICHARD & JANE D MULBERRY TRUSTEES

JAMES MULKEY

LARRY S MULKEY

MUNSTER FAM LIV TRUST
LOES C MUNSTER TRUSTEE

PATSY T MURAKAMI

MARTIN NORWITZ

GENE NOWAK

JAMES H & SANDRA S NUCKOLS

ROBERT J & DONNA L NUSSER

BART O’CONNOR

TRACY & DARILYN ODEGAARD

VALERIE OHANIAN

EDWARD F & SUSAN M OHLMANN

ROBERT W & JANE I O’KEEFE

AUDREY J OLSON

NAME
JOHN O NAVARES JR TRUST 9-20-94
JOHN OLIPIO NAVARES JR TRUSTEE

RALPH E NEBELUNG

DAVID M NELSON

LYNN D & JANE R NELSON

VERNON R NELSON

JOHN J NESWADI JR

A ROBERT NEURATH

JOHN F NEWELL & SUSAN RADZINOWICZ

CARL W & PAMELA H NEWTON

THOMAS E & JOYCE L NICCUM TRUST 3-25-03
THOMAS E & JOYCE L NICCUM TRUSTEE

VAN A NIEMELA & NANCY ANN CROWE

STEPHAN & JUDY MOGEINICKI

MELVIN Y & SHIRLEY R NOJIMA

MAXCY NOLAN III

JEANETTE NORDEN

JOAN S NORWITZ

MARY B PASPALAS

RICHARD W PATTON

DELBERT L PEAIRSON REV LIV TRUST 3-22-99
DELBERT L PEAIRSON TRUSTEE

SHERRY L PEARCE

DAVID R & BARBARA G PEIRSON

STANLEY T PEMBERTON

JACK & SANDRA PENDERGRAPH

LEE D PENNINGTON

M ANNETTE PENNY REV LIV TRUST 6-8-99
M ANNETTE PENNY TRUSTEE

FRANCIS L & CLAUDEEN M PENRY

MICHAEL & JANICE O’NEAL

LLOYD D OPFER

JOHN R & PATRICIA A OSBORNE

JAMES C & DENISE S K O’SHEA

DARLINE J OSTAPIUK

SEBASTIAN V PACI

2001 PADERES FAM REV LIV TRUST 12-16-01
WALTER A & BRENDALEE B PADERES TRUSTEES

JACK PAGE

PALMER LIV TRUST
WILLIAM L & PATRICIA A PALMER TRUSTEES

JEFFREY PAPAN

MARY PARADOWSKI REV LIV TRUST 7-7-93
MARY PARADOWSKI TRUSTEE

BARTOW D PARKERSON

THE PARMER FAM LIV TRUST
WILL F & LAURA V PARMER TRUSTEES

SARA A PARSONS

SADASHIV D PARWATIKAR
DANIAL L POEL & ROBBIE L ROSE-POEL

PAUL POESSNECKER

RICHARD & DEBRA POLLAK

MICHAEL J POLLEY

BERYL R N POMEROY REV TRUST 3-11-97
BERYL R N POMEROY TRUSTEE

MICHAEL R POMPONIO

ROBERT & LOIS E POPP

PRINCE 2002 FAM TRUST
BILLY & MARSHA PRINCE TRUSTEES

EDDIE & CHARLENE PROUGH RLT 7-2-98
EDDIE L PROUGH TRUSTEE

NAME
MARIE PERCICH REV LIV TRUST 4-6-00
MARIE PERCICH TRUSTEE

BRIAN & LISA PERKETT

WARREN PETER LIV TRUST 8-30-94
PATRICIA PETER SUCCSR TRUSTEE

CLAUDIA H PETERS

PETERSON FAM TRUST 3-10-99
CHRISTOPHER & DEANNA PETERSON TRUSTEES

CLARENCE PETTIT

L GORDON PFEFFERKORN JR TRUST 4-21-98
L GORDON PEEFFERKORN JR TRUSTEE

RICHARD G PFEFFERKORN

SUSAN DIZE PFEFFERKORN

RONALD H PHILLIPS

CAROL A PICK REV TRUST 8-21-92
CAROL A PICK TRUSTEE

SAUL & NANCY PILCHEN

MICHAEL PIPITONE REV LIV TRUST 9-6-00
MICHAEL PIPITONE TRUSTEE
JAMES E REITTINGER

JAMES J REITTINGER

WINSTON J RENOUD

RICHARD A RENTSCHLER

VINCENT REVELS

JAMES H REVERE JR

TIMOTHY REYHONS

PHILIP H JR & TADAKO RHODES

JAMES O RIDDLEBARGER

LEAH R RIEDEL

ROBERT W RIETOW TRUST 10-29-96
ROBERT W RIETOW TRUSTEE

DR JACKIE PUJOL

ESSIE M PURNELL

THOMAS J PUSATERI

BRUCE J RAILEY

RALSTON FAM TRUST 4-6-04
KENNETH R & BETTY RALSTON TRUSTEES

CHRISTOPHER J RANCK TRUST
CHRISTOPHER J RANCK TRUSTEE

RONALD L RANDALL

HAL C RANSOM III

LYLE J RATNER

RALPH E REARDON

MICHAEL & KATHY RECKERT

MELVIN J & SUSAN A RECTOR

H SCOTT REEVES

RICHARD LLOYD & LUCINDA LUTES REICHENBAUGH

THOMAS & NORMA REILLY

ROBERT ROGERS & CAROLINE BYRD

ROBERT ROGGE

SAUNDRA A ROHRER

GREGORY & CAROLE ROMAINE

STANLEY D ROMAINE

BETTY T ROMAN

LEONARD ROSENBERG LIV TRUST 10-5-94
LOENARD ROSENBERG TRUSTEE

GLORIA M ROSENKOETTER

PHILIP ROSENSHIELD

MICHAEL ROSSIO

GARY R RUDDELL LLC

NAME
GLORIA C RIGGLEMAN

SUZANNE G RIKKOLA TRUST

JERRY M RISE

DONALD E & VERA J RISSER

BARON E RITTINER

MARY E RITTINER

ROBERT F & MARGARET A RIVERS

JANIS E ROBERTS

JOHN M & KATHRYN M ROBSON

EDWARD ROCHMAN

ROGER ROCHMAN

STEPHEN C ROCHMAN MD & JUDITH D ROCHMAN

KAREN K RODBERG

KIRK W ROEBKEN

DONALD & PENNEY ROGERS

STEPHEN J & JO E SCHAAF

CATHERINE SCHABER

DEAN A & KAREN B SCHAEFFER

EMILY SUE & AMY SUE SCHARDL

SCHARFF FAM LIV TRUST 3-4-93
HAROLD C & JOYCE A SCHARFF TRUSTEES

ROBERT L SCHIFF MD

WAYNE F SCHILLY REV LIV TRUST 3-15-00
WAYNE SCHILLY TRUSTEE

DOROTHY J SCHMELZEIS

RONALD & CAROL SCHMIDT LIV TRUST 5-21-04
RONALD E & CAROL SCHMIDT TRUSTEES

THOMAS P & RACHEL M SCHNEIDER

FRANK SCHOBERLE

MARY L RUDDELL

MARLENE R RUDOLPHI

STELLA M RUGGIANO

HELEN RULEY

S & S INVESTMENT PARTNERSHIP

C MARSHALL SAARI JR

RONALD & JOAN SAEGER

JOHN E SAMPSON

THOMAS D SANDERS

CAROLYN R SANDVIG

PATRICIA A SANDVIK

RICHARD B SANFORD

DAVID E SARTAIN

SASS FAM LIV TRUST 7-29-97
WILLIAM C & EVELYN SASS TRUSTEES

RAYMOND A SAVAGE
CHARLES W SHARP JR

FUJIKO SHIMABUKURO TRUST 11-12-94
FUJIKO SHIMABUKURO TRUSTEE

SCOTT M SHIMADA

SHIMODOI FAM TRUST 11-21-90
TEDDY S & LILY Y SHIMODOI TRUSTEE

SUSAN M SANDVIG SHOBE

TOMMY & BEVERLY SHOULDERS

FRED W JR & MILDRED L SIEBERT

SIMON C SIKORA

BARBARA K SILBER

EDWARD L SILKER

DANE L & DEANN L SILVERNALE

CATHERINE B SIMCOE TRUST 8-2-88

NAME
LARRY D & DIANE L SCHROEDER

TIMOTHY D SCHROEDER REV TRUST 9-15-00
TIMOTHY DEAN SCHROEDER TRUSTEE

JOHN R SCHUENEMANN

THEODORE & DEBRA SCHUERMAN

JERRY & LOUISE SCHUMM

GARY G & JERIE A SCHWARTZ

ROBERT W SEAMAN

STEVEN & ANN SEBRIGHT

JOAN L SEDLACEK TRUST

DONALD & TINA SHACKLEFORD

SATISH A & RUPAL S SHAH

GREG M SHAHAN

JEFF & CINDY SHAHAN

SHIRLEY J SHALD
MICHAEL H SNEDDEN

NORMAN S SOLBERG

SOLOTKIN INVESTMENTS LTD
WILLIAM A SOLOTKIN GP

JOYCE SONOMURA

SORRELLS REV LIV TRUST 6-20-97
DOROTHY I SORRELLS TRUSTEE

RICHARD A & JUDITH B SOSIS

CLAYTON J & MARTHA C SPAIN

DONNA SPAULDING LIV TRUST 5-20-97
DONNA SPAULDING TRUSTEE

PAUL SPITZBERG

SPRATT LIV TRUST 7-9-97
DAVID B & NORMA J SPRATT TRUSTEES

WILLIAM W & JAEQUELINE SPROUL

FREDERICK E SQUIRE III
CATHERINE B SIMCOE TRUSTEE

ROBERT G SIMMONS & MARSHA A POWLETICH

VERNON P & LIDA S SIMMONS

ROGER W & KATHY L SIUDA

ROBERT P SJOQUIST

FRANCES M SKALISKY FAM TRUST 2-2-89
FRANCES M SKALISKY TRUSTEE

SIDNEY FLEISCHER

RAYMOND EARL & VIOLET B SLOAN

RICHARD E SLYE TRUST
RICHARD & ELAINE S SLYE TRUSTEES

RETHA SMITH

ROBERT H & LYNN R SMITH

WALTER E SMITH

JEROME E & JOAN R SMOLA

STODDARD REV LIV TRUST 2-3-94
H GRANT STODDARD TRUSTEE

DELORES A STOLTMAN

ROBERT J & DARLENE STRAUB

JOE & ARLENE STRAUSS

NORMAN R STRICKLAND JR

STROHL REV LIV TRUST 8-11-99
RALPH R & ROBERTA M STROHL TRUSTEES

CHARLES E STRUBELT

JOHN H SUCHAN REV LIV TRUST 10-12-94
JOHN H SUCHAN TRUSTEE

MARILYN M SUE

ROSEMARY A SUMAJIT

JEFFREY & DANA SUPPAN

MICHAEL SVAIKO

NAME
J DAVID & MARY H STANDEFFER

JAMES M STANFIELD

DWIGHT L STANLEY

RICHARD D & ARDITH STARK

NEAL & JOANNE STEARNS

L JOE STEHLIK

CAROL STEINBACH

CHARLES WARREN STEPHENSON

STEUDTNER LIV TRUST
R T STEUDTNER & M R STEUDTNER TRUSTEES

HAROLD R STEWART

TONY K STEWART

GEORGE DENTON STITT

TATE REV LIV TRUST 3-4-98
EARL R & KEITHA G TATE TRUSTEES

BARBARA L TAYLOR

FLORENCE K TAYLOR

ROBERT & CATHY TELEKY

GEORGE S & SUSAN D TEMPLETON

DOUGLAS J & JACI L TERPSTRA

MARY E THOMANN REV TRUST 1-31-94
MARY E THOMANN TRUSTEE

DAVID A THOMAS

JOHN P THOMAS JR

KEN R THOMAS

PATRICK W THOMPSON

SUE E THOMPSON

JON L & DONNA R THORNE

ELMER THORNTON
DENNIS D & TERRI J SWANSON

SWINDLE REV LIV TRUST 10-19-90
GARY W & MARGARET A SWINDLE TRUSTEES

DAVID A & KRISTIN D SWYNFORD

SZWARGULSKI REV LIV TRUST 12-9-91
JESSE L & CHARLENE SZWARGULSKI TRUSTEES

GARY M TAKAHASHI 1-25-03
GARY M TAKAHASHI TRUSTEE

YUKIO TAKETA

BERT KENII TAKITA TRUST 5-14-98
BERT K TAKITA SR TRUSTEE

LEONA JEAN TAKITA TRUST 5-14-98
LEONA JEAN TAKITA TRUSTEE

PETER & VICKIE TALBOTT TRUST 8-13-97
PETER M & VICKIE L TALBOTT TRUSTEES

RANDALL L TALLENT

KENNETH M TROMBLY LIV TRUST
KENNETH M TROMBLY TRUSTEE

WENDY & TIMOTHY TROYER

BERNICE K TRULOVE REV TRUST 12-9-98
BERNICE K TRULOVE TRUSTEE

HARRY YOSHIYUKI TSUJI TRUST 6-18-85
HARRY Y TSUJI TRUSTEE

THOMAS M & BARBARA TUGGLE

JUDITH M TURNER

LLOYD G & KAREN TURNER

ALVENA M UNRUH REV LIV TRUST 11-18-96
ALENA M UNRUH TRUSTEE

CORNELIUS & MARINELLA VAN HAL

VAN HYNING FAM TRUST
NORMAN D VAN HYNING TRUSTEE

DENNIS P VAN PATTER

JOHN D & KAY M VAN RYSWYK

NAME
MARCUS TIDEY

AIMEE D TIPTON

ROBERT W TOBEY

CARY M TOKUNAGA

LESTER & MARILYN TOMPKINS TRUST 9-24-96
LESTER E & MARILYN J TOMPKINS TRUSTEES

JOHN C TORRENCE

PAT J & GLORAI TOSCANO

ANTHONY & SUE TOSTO

JOHN H TOWERS

TERENCE F TOWNEND

WILLIAM R TROEGNER

ROBERT J WAFER

ROBERT J WAFER

ROBERT K WAGNER

FRANCES R WAINWRIGHT

JAY A WALLINGER

ROLLAND L WALLINGER

ALAN WALNE

FRANCES WALNE

JAMES W & PAT WALSH

ABE WALSTON II

WAMHOFF REV TRUST 1-30-96
ROBERT & DIANE WAMHOFF TRUSTEES

WANDA KIYOKO WATANABE TRUST 11-28-03
WANDA K WATANABE TRUSTEE

RICHARD M WATERS JR

MICHAEL L WATSON

DAVID R WEBB
MARVIN J & MARY LOU VANDE LUNE

LISA M VANDENBERG

VAN GENDEREN REV TRUST 7-7-95
BETTY J VAN GENDEREN TRUSTEE

KENNETH D & ANNETTE VAN WYK

RANDALL E & JOAN VARILEK

CLIFFORD J VARS III

PHILIPPE A M VEETERS & MIRJAM N F MADSSEN

ERIC P & KAREN A VENIT

DAVID A & ANNE M VER HELST

JAMIE L VILLEGAS

EDWARD JR & ANN H VOLIVA

JOHN E VOLIVA
J M & JOAN M WELTZIEN

THE WEST TRUST 5-18-93
THOMAS E & DEBRA W WEST TRUSTEES

CHARLES E WHETSEL III
JANET K WHETSEL

COLIN D & RENEE P WHITE

MICHAEL P WHITEHEAD TRUST 6-12-01
MICHAEL P WHITEHEAD TRUSTEE

WHITLOCK FAM LIV TRUST
JANET WHITLOCK TRUSTEE

JAMES R & CAROLE A WHITMORE

JOHN & JUDY WICK

INDENTURE-TRUST BONNIE WILCOX 12-24-90
AMD 12-4-94 & 7-7-99 BONNIE WILCOX TRUSTEE

LEE & LINDA WILKINS

MARY WILLIAMS

GLEN WILSON

LARRY T WILSON

NAME
GLENN DAVID WEBB

PHILIP R & CATHY L WEBB

RUSSELL WEBB

MELBA JEAN WEHMEIER

C ERIK & ELLEN WEIHENMAYER

DAVID L WEIMER

JOYCE T WEINGARTNER

FRED L WEISSENBORN

JOAN WEISSENBORN

GEORGE & LOYD MARILYN WELCH

RICHARD A & JANENE R WELNIAK
WOODY LIV TRUST
KAY WOODY TRUSTEE

RAY H II & JANIE G WRIGHT

SANDRA Y S YAP

ARTHUR A YOSHIMURA

DAVID R YOUNG

DAVID E YOUNG

MICHAEL B & JUDY YOUNG

RALPH G & DOROTHY M YOUNGBLOOD

GLENN R YTZEN TRUST
GLENN R YTZEN TRUSTEE

L FRED & SARAH V ZABEL

LAWRENCE ZELLE

MIKLOS C & MARIA T ZERINVARY

NORMAN E ZISCHKE

WARD E & MARY F ZISCHKE

ZUMMALLEN LIV TRUST 10-25-91
N E & J R RENNER ZUMMALLEN TRUSTEES

WOODROW W WILSON

DEBRA E WINDHAM REV LIV TRUST 10-14-03
DEBRA E WINDHAM TRUSTEE

BRUCE M WITTE

GILBERT & ANNETTE WITTHAUS

DAVID C & VICKIE WOLFE

JANEY S WONG TRUST 5-26-92
JANEY S WONG TRUSTEE

SYLVIA C WONG REV TRUST 4-13-92
SYLVIA C WONG TRUSTEE

GEORGE W WOODFIN

DONALD A & DEBORAH S WOODWARD