Form 10-Q
period 2005-03-31
MEWBOURNE ENERGY PARTNERS 04-A LP
filed 2005-05-16
CIK 1282400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Mewbourne Energy Partners 04-A, L.P.

INDEX

		Page No.
Part I – Financial Information

Item 1.	Financial Statements

	Balance Sheets - March 31, 2005 (Unaudited) and December 31, 2004	3

	Statements of Operations (Unaudited) - For the three months ended March 31, 2005 and the period from January 27, 2004 (date of inception) through March 31, 2004	4

	Statements of Cash Flows (Unaudited) - For the three months ended March 31, 2005 and the period from January 27, 2004 (date of inception) through March 31, 2004	5

	Statement of Changes In Partners’ Capital (Unaudited) - For the three months ended March 31, 2005	6

	Notes to Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 4.	Disclosure Controls and Procedures	11

Part II – Other Information

Item 1.	Legal Proceedings	11

Item 6.	Exhibits and Reports on Form 8-K	11

Mewbourne Energy Partners 04-A, L.P.

Part I - Financial Information

Item 1. Financial Statements

BALANCE SHEETS

March 31, 2005 and December 31, 2004

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS

Cash and cash equivalents	$8,128,700	$10,630,997
Accounts receivable, affiliate	1,776,134	690,040

Total current assets	9,904,834	11,321,037

Prepaid well cost	2,401,400	7,937,853

Oil and gas properties at cost, full cost method	20,556,829	9,505,563
Less accumulated depreciation, depletion and amortization	(1,043,923)	(252,014)

	19,512,906	9,253,549

Total assets	$31,819,140	$28,512,439

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable, affiliate	$3,354,165	$501,212

Asset retirement obligation plugging liability	289,631	112,534

Partners’ capital
General partners	25,578,516	25,327,364
Limited partners	2,596,828	2,571,329

Total partners’ capital	28,175,344	27,898,693

Total liabilities and partners’ capital	$31,819,140	$28,512,439

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 04-A, L.P.

STATEMENTS OF OPERATIONS

For the three months ended March 31, 2005 and

the period from January 27, 2004 (date of inception)

through March 31, 2004

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Revenues and other income:

Oil and gas sales	$2,241,007	$—
Interest income	46,272	—

Total revenues and other income	2,287,279	—

Expenses:

Lease operating expense	51,601	—
Production taxes	196,004	—
Administrative and general expense	80,679	—
Depreciation, depletion, and amortization	791,909	—
Asset retirement obligation accretion	5,435	—

Net income	$1,161,651	$—

Allocation of net income:
General Partners	$1,054,585	$—

Limited Partners	$107,066	$—

Basic and diluted net income per limited and general partner interest (30,000 interests outstanding)	$38.72	$—

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 04-A, L.P.

STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2005 and

the period from January 27, 2004 (date of inception)

through March 31, 2004

(Unaudited)

	2005	2004
Cash flows from operating activities:
Net income	$1,161,651	$—
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	791,909	—
Asset retirement obligation accretion	5,435	—
Changes in operating assets and liabilities:
Accounts receivable, affiliate	(1,086,094)	—
Accounts payable, affiliate	101,256	—

Net cash provided by operating activities	974,157	—

Cash flows from investing activities:
Purchase and development of oil and gas properties	(2,591,454)	—

Net cash used in investing activities	(2,591,454)	—

Cash flows from financing activities:
Cash distributions to partners	(885,000)	—

Net cash used in financing activities	(885,000)	—

Net decrease in cash and cash equivalents	(2,502,297)	—
Cash and cash equivalents, beginning of period	10,630,997	—

Cash and cash equivalents, end of period	$8,128,700	$—

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 04-A, L.P.

STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

For the three months ended March 31, 2005

(Unaudited)

	General Partners	Limited Partners	Total
Balance at December 31, 2004	$25,327,364	$2,571,329	$27,898,693
Cash distributions	(803,433)	(81,567)	(885,000)
Net income	1,054,585	107,066	1,161,651

Balance at March 31, 2005	$25,578,516	$2,596,828	$28,175,344

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 04-A, L.P.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1. Accounting Policies

Reference is hereby made to the Partnership’s Annual Report on Form 10-K for 2004, which contains a summary of significant accounting policies followed by the partnership in the preparation of its financial statements. These policies are also followed in preparing the quarterly report included herein.

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

2. Accounting for Oil and Gas Producing Activities

Mewbourne Energy Partners 04-A, L.P., (the “Partnership”), a Delaware limited partnership is engaged primarily in oil and gas development and production in Texas, Oklahoma, and New Mexico, and was organized on January 27, 2004. The offering of limited and general partnership interests began June 10, 2004 as a part of an offering registered under the name Mewbourne Energy Partners 04-05 Drilling Programs, (the “Program”), and concluded August 20, 2004, with total investor contributions of $30,000,000 originally being sold to 1,118 subscribers of which $27,235,000 were sold to 1,022 subscribers as general partner interests and $2,765,000 were sold to 96 subscribers as limited partner interests. Since the partnership was not funded until August 20, 2004, no business was conducted by the Partnership during the period from January 27, 2004 (date of inception) to March 31, 2004, therefore, there are no items of income or expense for that reporting period.

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At March 31, 2005, approximately $4.1 million of capitalized costs were excluded from amortization, while at December 31, 2004, approximately $10.4 million of capitalized costs were excluded from amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the three months ended March 31, 2005 is as follows:

2005
Balance, beginning of period	$112,534
Liabilities incurred	171,662
Accretion expense	5,435

Balance, end of period	$289,631

The Partnership’s operations did not commence until the third quarter of 2004. No corresponding activities, therefore, occurred during the period from January 27, 2004 (date of inception) through March 31, 2004.

4. Related Party Transactions

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

The Partnership has acquired interests in oil and gas prospects for the purpose of development drilling. The Partnership participated in the drilling of 44 wells. 40 wells have been drilled and were productive and 4 wells were drilled and abandoned.

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $6,550,669 at March 31, 2005.

During the three months ended March 31, 2005, the Partnership made cash distributions to the investor partners in the amount of $885,000. The Partnership expects that cash distributions will continue during 2005 as additional oil and gas revenues are sufficient to produce cash flows from operations.

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

Results of Operations

Revenues and other income during the period from January 1, 2005 to March 31, 2005 totaled $2,287,279, and consisted of oil and gas sales of $2,241,007 and interest income of $46,272. Production volumes during the period ended March 31, 2005 were approximately 2,068 bbls of oil and 370,595 mcf of gas at corresponding average realized prices of $49.39 per bbl of oil and $5.77 per mcf of gas. Expenses totaling $1,125,628, consisting primarily of lease operating expenses in the amount of $51,601, production taxes in the amount of $196,004, and depreciation, depletion, and amortization in the amount of $791,909 resulted in net income for the period of $1,161,651. The Partnership’s oil and gas production should increase during the remainder of 2005 as additional wells are completed and oil and gas production is sold. Interest income should decrease in 2005 as available cash is utilized for drilling and equipping of wells. The Partnership expects that drilling and completion costs will decrease during 2005 and that production costs, operating expenses and depletion provisions will increase.

The Partnership’s operations did not commence until the third quarter of 2004. No corresponding activities, therefore, occurred during the period from January 27, 2004 (date of inception) through March 31, 2004.

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

Part II - Other Information

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
Date: May 12, 2005
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