Form 10-Q
period 2005-09-30
MEWBOURNE ENERGY PARTNERS 04-A LP
filed 2005-11-14
CIK 1282400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes    ☐  No

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes    ☒  No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes    ☒  No

Mewbourne Energy Partners 04-A, L.P.

INDEX

		Page No.
Part I – Financial Information

Item 1.	Financial Statements

	Balance Sheets - September 30, 2005 (Unaudited) and December 31, 2004	3

	Statements of Operations (Unaudited) - For the three months ended September 30, 2005 and 2004, the nine months ended September 30, 2005 and the period from January 27, 2004 (date of inception) through September 30, 2004	4

	Statements of Cash Flows (Unaudited) - For the nine months ended September 30, 2005 and the period from January 27, 2004 (date of inception) through September 30, 2004	5

	Statement of Changes In Partners’ Capital (Unaudited) - For the nine months ended September 30, 2005	6

	Notes to Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 4.	Disclosure Controls and Procedures	12

Part II – Other Information

Item 1.	Legal Proceedings	12

Item 6.	Exhibits and Reports on Form 8-K	12

Mewbourne Energy Partners 04-A, L.P.

Part I – Financial Information

Item 1.	Financial Statements

BALANCE SHEETS

September 30, 2005 and December 31, 2004

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Cash and cash equivalents	$1,095,546	$10,630,997
Accounts receivable, affiliate	4,747,892	690,040
Accounts receivable, other	395	—

Total current assets	5,843,833	11,321,037

Prepaid well cost	—	7,937,853

Oil and gas properties at cost, full cost method	28,551,368	9,505,563
Less accumulated depreciation, depletion and amortization	(4,288,074)	(252,014)

	24,263,294	9,253,549

Total assets	$30,107,127	$28,512,439

LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable, affiliate	$1,641,361	$501,212
Accounts payable, other	4,892	—

Total accounts payable	1,646,253	501,212

Asset retirement obligation plugging liability	373,820	112,534

Partners’ capital
General partners	25,498,364	25,327,364
Limited partners	2,588,690	2,571,329

Total partners’ capital	28,087,054	27,898,693

Total liabilities and partners’ capital	$30,107,127	$28,512,439

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 04-A, L.P.

STATEMENTS OF OPERATIONS

For the three months ended September 30, 2005 and 2004,

the nine months ended September 30, 2005 and the period from

January 27, 2004 (date of inception) through September 30, 2004

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended and Period Ended September 30,
	2005	2004	2005	2004
Revenues and other income:
Oil and gas sales	$5,969,746	$—	$12,388,841	$—
Interest income	7,831	23,039	95,081	23,039

Total revenues and other income	5,977,577	23,039	12,483,922	23,039

Expenses:
Lease operating expense	135,314	82	281,325	82
Production taxes	549,022	—	1,107,465	—
Administrative and general expense	198,319	4,301	418,616	4,301
Depreciation, depletion, and amortization	1,667,810	—	4,036,060	—
Asset retirement obligation accretion	2,781	—	11,270	—

Net income	$3,424,331	$18,656	$6,629,186	$18,656

Allocation of net income:
General partners	$3,108,722	$16,921	$6,018,196	$16,921

Limited partners	$315,609	$1,735	$610,990	$1,735

Basic and diluted net income per limited and general partner interest (30,000 interests outstanding)	$114.14	$.62	$220.97	$.62

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 04-A, L.P.

STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2005 and

the period from January 27, 2004 (date of inception)

through September 30, 2004

(Unaudited)

	2005	2004
Cash flows from operating activities:
Net income	$6,629,186	$18,656
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, depletion, and amortization	4,036,060	—
Asset retirement obligation accretion	11,270	—
Changes in operating assets and liabilities:
Accounts receivable	(4,058,247)	(22,705)
Accounts payable	1,145,041	—

Net cash provided by (used in) operating activities	7,763,310	(4,049)

Cash flows from investing activities:
Purchase and development of oil and gas properties	(10,857,936)	(1,612,288)

Net cash used in investing activities	(10,857,936)	(1,612,288)

Cash flows from financing activities:
Capital contributions from partners	—	27,450,000
Cash distributions to partners	(6,440,825)	—

Net cash provided by (used in) financing activities	(6,440,825)	27,450,000

Net (decrease) and increase in cash and cash equivalents	(9,535,451)	25,833,663
Cash and cash equivalents, beginning of period	10,630,997	—

Cash and cash equivalents, end of period	$1,095,546	$25,833,663

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 04-A, L.P.

STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

For the nine months ended September 30, 2005

(Unaudited)

	General Partners	Limited Partners	Total
Balance at December 31, 2004	$25,327,364	$2,571,329	$27,898,693
Cash distributions	(5,847,196)	(593,629)	(6,440,825)
Net income	6,018,196	610,990	6,629,186

Balance at September 30, 2005	$25,498,364	$2,588,690	$28,087,054

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

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At September 30, 2005 all capitalized costs were subject to amortization, while at September 30, 2004, approximately $2.2 million of capitalized costs were excluded from amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the nine months ended September 30, 2005, is as follows:

Balance, beginning of period	$112,534
Liabilities incurred	250,016
Accretion expense	11,270

Balance, end of period	$373,820

4.	Related Party Transactions

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

The Partnership has acquired interests in oil and gas prospects for the purpose of development drilling. The Partnership participated in the drilling of 77 wells. 72 wells were productive and 5 wells were abandoned.

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $4,197,580 at September 30, 2005.

During the nine months ended September 30, 2005, the Partnership made cash distributions to the investor partners in the amount of $6,440,825. The Partnership expects that cash distributions will continue during 2005 as additional oil and gas revenues are sufficient to produce cash flows from operations.

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

Results of Operations

Revenues and other income during the three months ended September 30, 2005 totaled $5,977,577, and consisted of oil and gas sales of $5,969,746 and interest income of $7,831. Production volumes during the three months ended September 30, 2005 were approximately 5,055 bbls of oil and 693,795 mcf of gas at corresponding average realized prices of $60.37 per bbl of oil and $8.16 per mcf of gas. Expenses totaling $2,553,246, consisting primarily of lease operating expenses in the amount of $135,314, production taxes in the amount of $549,022, and depreciation, depletion, and amortization in the amount of $1,667,810 resulted in net income for the period of $3,424,331. The Partnership’s oil and gas production should increase during the remainder of 2005 as production from recently completed wells is sold. Interest income should decrease for the remainder of 2005 as available cash is utilized for drilling and equipping of wells. The Partnership expects that drilling and completion costs will decrease during the remainder of 2005 and that production costs, operating expenses and depletion provisions will increase.

Revenues and other income during the period from January 1, 2005 to September 30, 2005 totaled $12,483,922, and consisted of oil and gas sales of $12,388,841 and interest income of $95,081. Production volumes during the period ended September 30, 2005 were approximately 11,942 bbls of oil and 1,695,624 mcf of gas at corresponding average realized prices of $54.26 per bbl of oil and $6.92 per mcf of gas. Expenses totaling $5,854,736, consisting primarily of lease operating expenses in the amount of $281,325, production taxes in the amount of $1,107,465, and depreciation, depletion, and amortization in the amount of $4,036,060 resulted in net income for the period of $6,629,186. The Partnership’s oil and gas production should increase during the remainder of 2005 as production from recently completed wells is sold. Interest income should decrease for the remainder of 2005 as available cash is utilized for drilling and equipping of wells. The Partnership expects that drilling and completion costs will decrease during the remainder of 2005 and that production costs, operating expenses and depletion provisions will increase.

The Partnership’s operations did not commence until the third quarter of 2004. No corresponding activities, therefore, occurred during the period from January 27, 2004 (date of inception) through September 30, 2004.

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

Date: November 14, 2005

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