Form 10-K
period 2005-12-31
MEWBOURNE ENERGY PARTNERS 04-A LP
filed 2006-03-31
CIK 1282400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2005

Or

☐	TRANSITION REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 333-113340

MEWBOURNE ENERGY PARTNERS 04-A, L.P.

Delaware	20-0718858
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3901 South Broadway, Tyler, Texas	75701
(Address of principal executive offices)	(Zip code)

Registrant’s Telephone Number, including area code:

(903) 561-2900

Securities registered pursuant to Section 12(b) of the Act:

None.

Securities registered pursuant to Section 12(g) of the Act:

Limited and general partnership interest $1,000 per interest

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):    Yes  ☐    No  ☒

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

Certification of CEO Pursuant to Section 302

Certification of CFO Pursuant to Section 302

Certification of CEO Pursuant to Section 906

Certification of CFO Pursuant to Section 906

PART I

ITEM 1. Business

Mewbourne Energy Partners 04-A, L.P. (the “Registrant” or the “Partnership”) is a limited partnership organized under the laws of the State of Delaware on January 27, 2004 (date of inception). Its managing general partner is Mewbourne Development Corporation, a Delaware corporation (“MD”).

A Registration Statement was filed pursuant to the Securities Act of 1933, as amended, registering limited and general partnership interests in a series of two Delaware limited partnerships formed under Mewbourne Energy 04-05 Drilling Programs. General and limited partnership interests were offered at $1,000 each. The maximum offering amount was $30,000,000 (30,000 interests) per partnership. The Registrant was declared effective by the Securities and Exchange Commission on June 10, 2004. On August 20, 2004, the offering of limited and general partnership interests in the Registrant was closed, with interests aggregating $30,000,000 originally being sold to 1,118 subscribers of which $27,235,000 were sold to 1,022 subscribers as general partner interests and $2,765,000 were sold to 96 subscribers as limited partner interests.

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

The Registrant does not have any employees of its own. MD is responsible for all management functions. Mewbourne Oil Company (“MOC”), a wholly owned subsidiary of Mewbourne Holdings, Inc., which is also the parent of the Registrant’s managing general partner, has been appointed Program Manager and is responsible for activities in accordance with a Drilling Program Agreement entered into by the Registrant, MD and MOC. At March 30, 2006, MOC employed 157 persons, many of whom dedicated a part of their time to the conduct of the Registrant’s business during the period for which this report is filed.

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

Fractional working interests in developmental oil and gas prospects located primarily in the Anadarko Basin of Western Oklahoma, the Texas Panhandle, and the Permian Basin of New Mexico and West Texas, were acquired by the Registrant, resulting in the Registrant’s participation in the drilling of oil and gas wells. At December 31, 2005, 73 wells had been drilled and were productive and 5 wells had been drilled and abandoned. The following table summarizes the Registrant’s drilling activity for the year ended December 31, 2005 and for the period from January 27, 2004 (date of inception) through December 31, 2004:

	2005		2004
	Gross	Net	Gross	Net
Development Wells
Oil and natural gas wells	58	10.469	15	2.794
Non-productive wells	3.744		2.477

Reserve estimates were prepared by Forrest A Garb & Associates, Inc., the Registrant’s independent petroleum consultants, in accordance with guidelines established by the Securities and Exchange Commission.

ITEM 3. Legal Proceedings

The Registrant is not aware of any pending legal proceedings to which it is a party.

ITEM 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the period ended December 31, 2005 covered by this report.

PART II

ITEM 5. Market for Registrant’s Common Equity and Related Stockholder Matters

At March 30, 2006, the Registrant had 30,000 outstanding limited and general partnerships interests held of record by 1,118 subscribers. There is no established public or organized trading market for the limited and general partner interests.

Revenues which, in the sole judgment of the managing general partner, are not required to meet the Registrant’s obligations will be distributed to the partners at least quarterly in accordance with the Registrant’s Partnership Agreement. Distributions made to limited and general partners during the years ended December 31, 2005 were $11,746,652. No distributions were made during the period from January 27, 2004 (date of inception) through December 31, 2004.

ITEM 6. Selected Financial Data

The following table sets forth selected financial data for the year ended December 31, 2005 and for the period from January 27, 2004 (date of inception) through December 31, 2004:

Operating results	2005	2004
Oil and gas sales	$18,611,209	$675,201
Net income	$10,562,595	$432,926
Basic and diluted net income per limited and general partner interests (30,000 outstanding)	$352.09	$14.43

At year-end:
Total Assets	$27,464,634	$28,512,439
Cash Distributions	$11,746,652	$0

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The Registrant was organized as a Delaware limited partnership on January 27, 2004. The offering of limited and general partnership interests began June 10, 2004 as a part of an offering registered under the name Mewbourne Energy Partners 04-05 Drilling Programs. The offering of limited and general partner interests in the Registrant concluded August 20, 2004, with total investor partner contributions of $30,000,000.

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

Results of Operations

The following table sets forth certain operating data for the years ended December 31, 2005 and 2004:

	2005	2004
Oil and gas sales	$18,611,209	$675,201
Barrels produced	15,554	612
Mcf produced	2,302,987	105,670
Average price/bbl	$54.75	$42.57
Average price/mcf	$7.71	$6.14

Year ended December 31, 2005 compared to the period from January 27, 2004 (date of inception) through December 31, 2004

Oil and natural gas sales. Oil and natural gas sales increased to $18,611,209 in 2005 from $675,201 in 2004 due to additional wells being drilled and completed by the Partnership during 2005, which resulted in a substantial increase in sales revenues and production volumes. Production volumes increased to 2,302,987 Mcf of gas in 2005 from 105,670 Mcf in 2004, while oil volumes increased to 15,554 Bbls in 2005 from 612 Bbls in 2004.

Interest income. Interest income decreased from $108,108 in 2004 to $101,189 in 2005 due to expenditures for the drilling of oil and gas wells, which resulted in a decrease of capital available for investments.

Lease operating expense and production taxes. Lease operating expense increased from $24,368 in 2004 to $469,314 in 2005. Production taxes increased from $55,559 in 2004 to $1,540,850 in 2005. These expenses increased as additional wells were drilled and completed in 2005.

Depreciation, depletion and amortization. Depreciation, depletion and amortization increased from $252,014 in 2004 to $5,484,252 in 2005 as additional wells were drilled and producing, therefore depleting reserves.

Liquidity and capital resources

Net cash decreased by $10,297,298 during the year ended December 31, 2005. These funds were utilized primarily for drilling and completion costs. Cash flows from operating activities were utilized primarily for drilling and completion costs and cash distributions to partners. All wells for which funds have been committed have been drilled. Any incidental future capital expenditures incurred will be paid with revenues generated through oil and gas sales. Revenues which, in the sole judgment of the managing general partner, are not required to meet the Registrant’s obligations will be distributed to the partners at least quarterly in accordance with the Registrant’s Partnership Agreement.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the year ended December 31, 2005 and for the period from January 27, 2004 (date of inception) through December 31, 2004, is as follows:

	2005	2004
Balance, beginning of period	$112,534	$0
Liabilities incurred	250,869	104,537
Accretion expense	14,133	7,997

Balance, end of period	$377,536	$112,534

Organization and Related Party Transactions

The Partnership was organized on January 27, 2004. Mewbourne Development Corporation (MD) is managing general partner and Mewbourne Oil Company (MOC) is operator of oil and gas properties owned by the Partnership. Mewbourne Holdings, Inc. is the parent of both MD and MOC. Substantially all transactions are with MD and MOC.

In the ordinary course of business, MOC will incur certain costs that will be passed on to well owners of the well for which the costs were incurred. The partnership will receive their portion of these costs based upon their ownership in each well incurring the costs. These costs are referred to as operator charges and are standard and customary in the oil and gas industry. Operator charges include recovery of gas marketing costs, fixed rate overhead, supervision, pumping, and equipment furnished by the operator. Reimbursement to MOC for operator charges totaled $1,233,016 and $114,837 for the year ended December 31, 2005 and for the period from January 27, 2004 (date of inception) through December 31, 2004, respectively. Operator charges are billed in accordance with the program and partnership agreements.

In consideration for services rendered by MD in managing the business of the partnership, the partnership during each of the initial three years of the partnership will pay to MD a management fee in the amount equal to 1% of the subscriptions by the investor partners to the partnership. Management fees of $210,000 were allocated to the Partnership for the year ended December 31, 2005. No management fees were allocated to the Partnership for the period from January 27, 2004 (date of inception) through December 31, 2004.

In general, during any particular calendar year, the total amount of administrative expenses allocated to the Partnership by MOC shall not exceed the greater of (a) 3.5% of the Partnership’s gross revenue from the sale of oil and natural gas production during each year (calculated without any deduction for operating costs or other costs and expenses) or (b) the sum of $50,000 plus .25% of the capital contributions of limited and general partners. Under this arrangement, $439,229 was allocated to the Partnership during the year ended December 31, 2005. No administrative expense was allocated to the Partnership for the period from January 27, 2004 (date of inception) through December 31, 2004, respectively.

The Partnership participates in oil and gas activities through a Drilling Program Agreement (the “Program”). The Partnership and MD are parties to the Program. The costs and revenues of the Program are allocated to MD and the Partnership as follows:

	Partnership	MD
Revenues:
Proceeds from disposition of depreciable and depletable properties	70%	30%
All other revenues	70%	30%
Costs and expenses:
Sales commissions and due diligence fees (1)	100%	0%
Organization and offering costs (2)	0%	100%
Lease acquisition costs (2)	0%	100%
Tangible and intangible drilling costs (2)	100%	0%
Operating costs, reporting and legal expenses, general and administrative expenses and all other costs	70%	30%

(1)	The Partnership will pay sales commissions and due diligence fees of 8% and 0.5%, respectively, of the capital contributions initially made by investor partners in exchange for their respective interests.
(2)	As noted above, pursuant to the Program, MD must contribute 100% of organization and offering costs and lease acquisition costs which approximate 20% of total capital costs. To the extent that organization and offering costs and lease acquisition costs are less than 20% of total capital costs, MD is responsible for tangible drilling costs until its share of the Program’s total capital costs reaches approximately 20%.

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

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. Within 90 days prior to the filing of this report, MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of it’s disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that it’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. There have been no significant changes in MD’s internal controls or in other factors which could significantly affect internal controls subsequent to the date MD carried out its evaluation.

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

Name	Age as of December 31, 2005	Position
Curtis W. Mewbourne	70	President and Director

J. Roe Buckley	43	Vice President and Chief Financial Officer

Alan Clark	53	Treasurer

Michael F. Shepard	59	Secretary and General Counsel

Dorothy M. Cuenod	45	Assistant Secretary and Director

Ruth M. Buckley	44	Assistant Secretary and Director

Julie M. Greene	42	Assistant Secretary and Director

Curtis W. Mewbourne, age 70, formed Mewbourne Holdings, Inc. in 1965 and serves as Chairman of the Board and President of Mewbourne Holdings, Inc., MD and MOC. He has operated as an independent oil and gas producer for the past 41 years. Mr. Mewbourne received a Bachelor of Science Degree in Petroleum Engineering from the University of Oklahoma in 1957. Mr. Mewbourne is the father of Dorothy M. Cuenod, Ruth M. Buckley, and Julie M. Greene and the father-in-law of J. Roe Buckley.

J. Roe Buckley, age 43, joined Mewbourne Holdings, Inc. in July, 1990 and serves as Vice President and Chief Financial Officer of both MD and MOC. Mr. Buckley was employed by Mbank Dallas from 1985 to 1990 where he served as a commercial loan officer. He received a Bachelor of Arts in Economics from Sewanee in 1984. Mr. Buckley is the son-in-law of Curtis W. Mewbourne and is married to Ruth M. Buckley. He is also the brother-in-law of Dorothy M. Cuenod and Julie M. Greene.

Alan Clark, age 53, joined MOC in 1979 and serves as Treasurer and Controller of both MD and MOC. Prior to joining MOC, Mr. Clark was employed by Texas Oil and Gas Corporation as Assistant Supervisor of joint interest accounting from 1976 to 1979. Mr. Clark has served in several accounting/finance positions with MOC prior to his current assignment. Mr. Clark received a Bachelor of Business Administration from the University of Texas at Arlington.

Michael F. Shepard, age 59, joined MOC in 1986 and serves as Secretary and General Counsel of MD. He has practiced law exclusively in the oil and gas industry since 1979 and formerly was counsel with Parker Drilling Company and its Perry Gas subsidiary for seven years. Mr. Shepard holds the Juris Doctor degree from the University of Tulsa where he received the National Energy Law and Policy Institute award as the outstanding graduate in the Energy Law curriculum. He received a B.A. degree, magna cum laude, from the University of Massachusetts in 1976. Mr. Shepard is a member of the bar in Texas and Oklahoma.

Dorothy M. Cuenod, age 45, received a B.A. degree in Art History from The University of Texas and a Masters of Business Administration Degree from Southern Methodist University. Since 1984 she has served as a Director and Assistant Secretary of both MD and MOC. Ms. Cuenod is the daughter of Curtis W. Mewbourne and is the sister of Ruth M. Buckley and Julie M. Greene. She is also the sister-in-law of J. Roe Buckley.

Ruth M. Buckley, age 44, received a Bachelor of Science Degree in both Engineering and Geology from Vanderbilt University. Since 1987 she has served as a Director and Assistant Secretary of both MD and MOC. Ms. Buckley is the daughter of Curtis W. Mewbourne and is the sister of Dorothy M. Cuenod and Julie M. Greene. She is also the wife of J. Roe Buckley.

Julie M. Greene, age 42, received a B.A. degree in Business Administration from The University of Oklahoma. Since 1988 she has served as a Director and Assistant Secretary of both MD and MOC. Prior to that time she was employed by Rauscher, Pierce, Refsnes, Inc. Ms. Greene is the daughter of Curtis W. Mewbourne and is the sister of Dorothy M. Cuenod and Ruth M. Buckley. She is also the sister-in-law of J. Roe Buckley.

The organizational structure of the Partnership does not provide for an audit committee and therefore the Partnership does not have an audit committee or financial expert serving in such capacity.

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

(a) Beneficial owners of more than five percent

Title of Class	Name of Beneficial Owner	Amount & Nature of Beneficial Owner	Percent of Class
None	None	N/A	N/A

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

ITEM 13. Certain Relationships and Related Transactions

Transactions with MD and its affiliates

Pursuant to the Registrant’s Partnership Agreement, the Registrant had the following related party transactions with MD and its affiliates during the year ended December 31, 2005 and for the period from January 27, 2004 (date of inception) through December 31, 2004:

	2005	2004
Administrative & general expense, management fees and payment of well charges and supervision charges in accordance with standard industry operating agreements	$1,882,245	$114,837

The Registrant participates in oil and gas activities through a drilling program created by the Program. Pursuant to the Program, MD pays approximately 20% of the Program’s capital expenditures and approximately 30% of its operating and general and administrative expenses. The Registrant pays the remainder of the costs and expenses of the Program. In return, MD is allocated approximately 30% of the Program’s revenues.

PART IV

ITEM 14. Principal Accountant Fees and Services

	For the Year Ended December, 31,
	2005	2004
Audit	$26,815	$14,890
Tax Fees	$4,300	$5,512

	$31,115	$20,402

The Partnership has retained PricewaterhouseCoopers LLP as their independent registered public accounting firm.

ITEM 15. Exhibits, Financial Statements, Financial Statement Schedules and Reports on Form 8-K

(a)	1.	Financial statements

The following are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm

Balance sheets as of December 31, 2005 and 2004

Statements of operations for the year ended December 31, 2005 and for the period from January 27, 2004 (date of inception) through December 31, 2004

Statements of changes in partners’ capital for the year ended December 31, 2005 and for the period from January 27, 2004 (date of inception) through December 31, 2004

Statements of cash flows for the year ended December 31, 2005 and for the period from January 27, 2004 (date of inception) through December 31, 2004

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

/s/ Curtis W. Mewbourne Curtis W. Mewbourne	President/Director	March 30, 2006

/s/ J. Roe Buckley J. Roe Buckley	Vice President Chief Financial Officer	March 30, 2006

/s/ Alan Clark Alan Clark	Treasurer	March 30, 2006

/s/ Dorothy M. Cuenod Dorothy M. Cuenod	Director	March 30, 2006

/s/ Ruth M. Buckley Ruth M. Buckley	Director	March 30, 2006

/s/ Julie M. Greene Julie M. Greene	Director	March 30, 2006

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

No annual report or proxy material has been sent to the Registrant’s security holders.

MEWBOURNE ENERGY PARTNERS 04-A, L.P.

FINANCIAL STATEMENTS

WITH REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

For the year ended December 31, 2005 and for the period from

January 27, 2004 (date of inception) through December 31, 2004

Report of Independent Registered Public Accounting Firm

To the Partners of Mewbourne Energy Partners 04-A, L.P. and to the Board of Directors of Mewbourne Development Corporation:

In our opinion, the accompanying balance sheets and the related statements of operations, of changes in partners’ capital and of cash flows present fairly, in all material respects, the financial position of Mewbourne Energy Partners 04-A, L.P. at December 31, 2005 and 2004 and the results of its operations and its cash flows for the year ended December 31, 2005 and the period from January 27, 2004 (date of inception) through December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas

March 31, 2006

Mewbourne Energy Partners 04-A, L.P.

BALANCE SHEETS

December 31, 2005 and 2004

	2005	2004
ASSETS

Cash and cash equivalents	$333,699	$10,630,997
Accounts receivable, affiliate	4,152,601	661,543
Accounts receivable, other	1,841	28,497

Total current assets	4,488,141	11,321,037

Prepaid well costs	0	7,937,853

Oil and gas properties at cost, full cost method	28,712,759	9,505,563
Less accumulated depreciation, depletion, amortization and impairment	(5,736,266)	(252,014)

	22,976,493	9,253,549

Total assets	$27,464,634	$28,512,439

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable, affiliate	$372,462	$501,212

Asset retirement obligation plugging liability	377,536	112,534

Partners’ capital
General partners	24,252,438	25,327,364
Limited partners	2,462,198	2,571,329

Total partners’ capital	26,714,636	27,898,693

Total liabilities and partners’ capital	$27,464,634	$28,512,439

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 04-A, L.P.

STATEMENTS OF OPERATIONS

For the year ended December 31, 2005 and for the period from

January 27, 2004 (date of inception) through December 31, 2004

	2005	2004
Revenues and other income:

Oil and gas sales	$18,611,209	$675,201
Interest income	101,189	108,108

	18,712,398	783,309

Expenses:

Lease operating expense	469,314	24,368
Production taxes	1,540,850	55,559
Administrative and general expense	641,254	10,445
Depreciation, depletion, and amortization	5,484,252	252,014
Asset retirement obligation accretion	14,133	7,997

	8,149,803	350,383

Net income	$10,562,595	$432,926

Allocation of net income:
General partners	$9,589,076	$393,025

Limited partners	$973,519	$39,901

Basic and diluted net income per limited and general partner interest (30,000 interests outstanding)	$352.09	$14.43

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 04-A, L.P.

STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

For the year ended December 31, 2005 and for the period from

January 27, 2004 (date of inception) through December 31, 2004

	General Partners	Limited Partners	Total
Balance at January 27, 2004	$0	$0	$0
Capital contributions, net of sales commissions and due diligence fees of $2,300,661 and $233,572, respectively	24,934,339	2,531,428	27,465,767
Net income	393,025	39,901	432,926

Balance at December 31, 2004	$25,327,364	$2,571,329	$27,898,693
Cash distributions	(10,664,002)	(1,082,650)	(11,746,652)
Net income	9,589,076	973,519	10,562,595

Balance at December 31, 2005	$24,252,438	$2,462,198	$26,714,636

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 04-A, L.P.

STATEMENTS OF CASH FLOWS

For the year ended December 31, 2005 and for the period from

January 27, 2004 (date of inception) through December 31, 2004

	2005	2004
Cash flows from operating activities:
Net income	$10,562,595	$432,926
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	5,484,252	252,014
Asset retirement obligation accretion	14,133	7,997
Changes in operating assets and liabilities:
Accounts receivable, affiliate	(3,491,058)	(661,543)
Accounts receivable, other	26,656	(28,497)
Accounts payable, affiliate	(128,750)	501,212

Net cash provided by operating activities	12,467,828	504,109

Cash flows from investing activities:
Purchase and development of oil and gas properties	(11,018,474)	(9,401,026)
Prepaid well cost	0	(7,937,853)

Net cash used in investing activities	(11,018,474)	(17,338,879)

Cash flows from financing activities:
Capital contributions from partners	0	27,465,767
Cash distributions to partners	(11,746,652)	0

Net cash provided by (used in) financing activities	(11,746,652)	27,465,767

Net increase (decrease) in cash and cash equivalents	(10,297,298)	10,630,997
Cash and cash equivalents, beginning of period	10,630,997	0

Cash and cash equivalents, end of period	$333,699	$10,630,997

Supplemental Cash Flow Information:
Non-cash increase to oil & gas properties related to asset retirement obligation liabilities assumed	$250,869	$104,537

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

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At December 31, 2005, all capitalized costs were subject to amortization, while at December 31, 2004, approximately $10.376 million of capitalized costs were excluded from amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. There were no cost ceiling write-downs for the years ended December 31, 2005 and 2004. Prepaid well costs represent payments to Mewbourne Oil Company, a related party, for the acquisition, exploration and development of oil and gas properties for which the Partnership is contractually obligated but activities have not yet commenced.

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

Cash and cash equivalents

The Partnership considers all highly liquid investments, those with original maturities of three months or less at the date of acquisition, to be cash equivalents. The Partnership maintains all its cash in one financial institution. At various times throughout the year, the cash amount may be in excess of the amount insured by the Federal Deposit Insurance Corporation.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the year ended December 31, 2005 and for the period from January 27, 2004 (date of inception) through December 31, 2004, is as follows:

	2005	2004
Balance, beginning of period	$112,534	$0
Liabilities incurred	250,869	104,537
Accretion expense	14,133	7,997

Balance, end of period	$377,536	$112,534

Oil and Gas Sales

The Program’s oil and condensate production is sold, title passed, and revenue recognized at or near the Program’s wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil industry. Sales of gas applicable to the Program’s interest are recorded as revenue when the gas is metered and title transferred pursuant to the gas sales contracts covering the Program’s interest in gas reserves. The Partnership uses the sales method to recognize oil and gas revenue whereby revenue is recognized for the amount of production taken regardless of the amount for which the Partnership is entitled based on its working interest ownership. As of December 31, 2005 and 2004, no material gas imbalances between the Partnership and other working interest owners existed.

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

In the ordinary course of business, MOC will incur certain costs that will be passed on to well owners of the well on which the costs were incurred. The partnership will receive their portion of these costs based upon their ownership in each well incurring the costs. These costs are referred to as Operator charges and are standard and customary in the oil and gas industry. Operator charges include recovery of gas marketing costs, fixed rate overhead, supervision, pumping, and equipment furnished by the Operator. Reimbursement to MOC for operator charges totaled $1,233,016 and $114,837 for the year ended December 31, 2005 and for the period from January 27, 2004 (date of inception) through December 31, 2004, respectively. Operator charges are billed in accordance with the program and partnership agreements.

In consideration for services rendered by MD in managing the business of the partnership, the partnership during each of the initial three years of the partnership will pay to MD a management fee in the amount equal to 1% of the subscriptions by the investor partners to the partnership. Management fees of $210,000 were allocated to the Partnership for the year ended December 31, 2005. No management fees were allocated to the Partnership for the period from January 27, 2004 (date of inception) through December 31, 2004.

In general, during any particular calendar year, the total amount of administrative expenses allocated to the Partnership by MOC shall not exceed the greater of (a) 3.5% of the Partnership’s gross revenue from the sale of oil and natural gas production during each year (calculated without any deduction for operating costs or other costs and expenses) or (b) the sum of $50,000 plus .25% of the capital contributions of limited and general partners. Under this arrangement, $439,229 was allocated to the Partnership during the year ended December 31, 2005. No administrative expense was allocated to the Partnership for the period from January 27, 2004 (date of inception) through December 31, 2004, respectively.

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

3. Reconciliation of Net income per Statements of Operations with Net income (loss) per Federal Income Tax Return:

The following is a reconciliation of net income per statements of operations with net income (loss) per federal income tax return for the year ended December 31, 2005 and for the period from January 27, 2004 (date of inception) through December 31, 2004:

	2005	2004
Net income per statements of operations	$10,562,595	$432,926
Intangible development costs capitalized for financial reporting purposes and expensed for tax reporting purposes	(8,479,886)	(13,898,686)
Dry hole costs capitalized for financial reporting purposes and expensed for tax reporting purposes	(291,868)	(464,938)
Depreciation, depletion and amortization for financial reporting purposes over (under) amounts for tax reporting purposes	4,636,619	(474,688)
Gain on sale of oil and gas equipment recognized for tax reporting purposes	762	0
ARO accretion expense for financial reporting purposes	14,133	7,997
Other	290,353	0

Net income (loss) per federal income tax return before tentative tax depletion	$6,732,708	$(14,397,389)

The Partnership’s financial reporting bases of its net assets exceeded the tax bases of its net assets by $19,112,174 and $14,942,848 at December 31, 2005 and 2004, respectively.

4. Supplemental Oil and Gas Information (unaudited):

The tables presented below provide supplemental information about oil and natural gas exploration and production activities as defined by SFAS No. 69, “Disclosures about Oil and Gas Producing Activities”.

Costs Incurred and Capitalized Costs:

Costs incurred in oil and natural gas acquisition, exploration and development activities for the year ended December 31, 2005 and for the period from January 27, 2004 (date of inception) through December 31, 2004:

	2005	2004
Costs incurred for the year:
Development	$18,956,327	$9,401,026

Capitalized costs related to oil and natural gas acquisition, exploration and development activities for the year ended December 31, 2005 and for the period from January 27, 2004 (date of inception) through December 31, 2004, are as follows:

	2005	2004
Cost of oil and natural gas properties at year-end:
Producing assets – Proved properties	$28,357,353	$6,702,797
Incomplete construction – Unproved properties	0	2,698,229
Asset retirement obligation	355,406	104,537

Total capitalized cost	28,712,759	9,505,563
Accumulated depreciation, depletion, amortization and impairment	(5,736,266)	(252,014)

Net capitalized costs	$22,976,493	$9,253,549

Depreciation, depletion and amortization per one thousand cubic feet of gas equivalents was $2.29 and $2.30 for the year ended December 31, 2005 and for the period from January 27, 2004 (date of inception) through December 31, 2004, respectively.

Estimated Net Quantities of Proved Oil and Gas Reserves:

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

There have been no favorable or adverse events that have caused a significant change in estimated proved reserves since December 31, 2005. The Partnership has no long-term supply agreements or contracts with governments or authorities in which it acts as producer nor does it have any interest in oil and gas operations accounted for by the equity method. All reserves are located onshore within the United States.

Proved Reserves:

	Crude Oil and Condensate (bbls of Oil)	Natural Gas (Thousands of Cubic Feet)
	(In thousands)
Balance at January 27, 2004 (date of inception)	0	0
Discoveries	16	2,907
Production	(1)	(106)

Balance at December 31, 2004 (1)	15	2,801
Revisions to previous estimates	16	1,303
Extension, discoveries and other additions	151	7,328
Production	(16)	(2,303)

Balance at December 31, 2005 (1)	166	9,129

(1)	All of these reserves are categorized as proved developed as of December 31, 2005 and 2004.

Standardized Measure of Discounted Future Net Cash Flows:

For the year ended December 31, 2005 and for the period from January 27, 2004 (date of inception) through December 31, 2004

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

The standardized measure has been prepared assuming year-end selling prices, year-end development and production costs and a 10 percent annual discount rate. No future income tax expense has been provided for the Partnership since it incurs no income tax liability. (See Significant Accounting Policies – Income Taxes in Note 1 to the Financial Statements.) The year-end prices were $58.15 per barrel of oil and $7.71 for MCF of gas as of December 31, 2005 and $41.47 per barrel of oil and $5.40 for MCF of gas as of December 31, 2004.

	2005	2004
Future cash inflows	$79,865,812	$15,779,036
Future production cost	(20,563,896)	(3,386,748)
Future development cost	(796,965)	(191,341)

Future net cash flows	58,504,951	12,200,947
Discount at 10 percent	(28,841,728)	(4,791,384)

Standardized measure	$29,663,223	$7,409,563

Summary of changes in the Standardized Measure

	2005	2004
Balance, beginning of period	$7,409,563	$0
Changes in value of previous years reserves due to:
Sale of oil and gas production, net of related cost	(16,601,045)	(595,274)
Extension, discoveries and improved recovery, less related cost	25,767,015	8,004,837
Accretion of discount	740,956	0
Estimated development costs incurred during the year	68,593	0
Change in estimated future development cost	(674,217)	0
Revisions of previous estimates	2,833,227	0
Net change in price	6,359,162	0
Timing and other	3,759,969	0

Balance, end of period	$29,663,223	$7,409,563

MEWBOURNE ENERGY PARTNERS 04-A, L.P.

INDEX TO EXHIBITS

The following documents are incorporated by reference in response to Item 15(a)3.

EXHIBIT NUMBER	DESCRIPTION

3.1	Form of Certificate of Limited Partnership (filed as Exhibit 3.1 to Registration Statement on Form S-1, File No. 333-113340 and incorporated herein by reference)

3.2	Form of Certificate of Amendment of the Certificate of Limited Partnership (filed as Exhibit 3.2 to Registration Statement on Form S-1, File No. 333-113340 and incorporated herein by reference)

4.1	Form of Agreement of Partnership (filed as Exhibit 4.1 to Registration Statement on Form S-1, File No. 333-113340 and incorporated herein by reference)

10.1	Form of Drilling Program Agreement (filed as Exhibit 10.1 to Registration Statement on Form S-1, File No. 333-113340 and incorporated herein by reference)

10.4	Form of Operating Agreement (filed as Exhibit 10.4 to Registration Statement on Form S-1, File No. 333-113340 and incorporated herein by reference)

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.