Form 10-Q
period 2006-03-31
MEWBOURNE ENERGY PARTNERS 04-A LP
filed 2006-05-22
CIK 1282400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Mewbourne Energy Partners 04-A, L.P.

Mewbourne Energy Partners 04-A, L.P.

Part I – Financial Information

Item 1.	Financial Statements

BALANCE SHEETS

March 31, 2006 and December 31, 2005

	March 31, 2006	December 31, 2005

	(Unaudited)
ASSETS

Cash and cash equivalents	$184,445	$333,699
Accounts receivable, affiliate	2,101,456	4,152,601
Accounts receivable, other	2,529	1,841

Total current assets	2,288,430	4,488,141

Oil and gas properties at cost, full cost method	28,887,287	28,712,759
Less accumulated depreciation, depletion, amortization and impairment	(6,858,279)	(5,736,266)

	22,029,008	22,976,493

Total assets	$24,317,438	$27,464,634

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable, affiliate	$378,595	$372,462

Asset retirement obligation plugging liability	380,942	377,536

Partners’ capital
General partners	21,386,649	24,252,438
Limited partners	2,171,252	2,462,198

Total partners’ capital	23,557,901	26,714,636

Total liabilities and partners’ capital	$24,317,438	$27,464,634

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 04-A, L.P.

STATEMENTS OF OPERATIONS

For the three months ended March 31, 2006 and 2005

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Revenues and other income:

Oil and gas sales	$3,685,798	$2,241,007
Interest income	6,456	46,272

Total revenues and other income	3,692,254	2,287,279

Expenses:

Lease operating expense	106,139	68,029
Production taxes	301,250	179,576
Administrative and general expense	256,183	80,679
Depreciation, depletion, and amortization	1,122,013	791,909
Asset retirement obligation accretion	3,406	5,435

Net income	$1,903,263	$1,161,651

Allocation of net income:
General partners	$1,727,846	$1,054,585

Limited partners	$175,417	$107,066

Basic and diluted net income per limited and general partner interest (30,000 interests outstanding)	$63.44	$38.72

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 04-A, L.P.

STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2006 and 2005

(Unaudited)

	2006	2005
Cash flows from operating activities:
Net income	$1,903,263	$1,161,651
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	1,122,013	791,909
Asset retirement obligation accretion	3,406	5,435
Changes in operating assets and liabilities:
Accounts receivable, affiliate	2,051,145	(1,086,094)
Accounts receivable, other	(688)	—
Accounts payable, affiliate	6,133	101,256

Net cash provided by operating activities	5,085,272	974,157

Cash flows from investing activities:
Purchase and development of oil and gas properties	(174,528)	(2,591,454)

Net cash used in investing activities	(174,528)	(2,591,454)

Cash flows from financing activities:
Cash distributions to partners	(5,059,998)	(885,000)

Net cash used in financing activities	(5,059,998)	(885,000)

Net decrease in cash and cash equivalents	(149,254)	(2,502,297)
Cash and cash equivalents, beginning of period	333,699	10,630,997

Cash and cash equivalents, end of period	$184,445	$8,128,700

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 04-A, L.P.

STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

For the three months ended March 31, 2006

(Unaudited)

	General Partners	Limited Partners	Total
Balance at December 31, 2005	$24,252,438	$2,462,198	$26,714,636
Cash distributions	(4,593,635)	(466,363)	(5,059,998)
Net income	1,727,846	175,417	1,903,263

Balance at March 31, 2006	$21,386,649	$2,171,252	$23,557,901

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 04-A, L.P.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1. Accounting Policies

Reference is hereby made to the Registrant’s Annual Report on Form 10-K for 2005, which contains a summary of significant accounting policies followed by the partnership in the preparation of its financial statements. These policies are also followed in preparing the quarterly report included herein.

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

2. Accounting for Oil and Gas Producing Activities

Mewbourne Energy Partners 04-A, L.P., (the “Registrant” or the “Partnership”), a Delaware limited partnership is engaged primarily in oil and gas development and production in Texas, Oklahoma, and New Mexico, and was organized on January 27, 2004. The offering of limited and general partnership interests began June 10, 2004 as a part of an offering registered under the name Mewbourne Energy Partners 04-05 Drilling Programs, (the “Program”), and concluded August 20, 2004, with total investor contributions of $30,000,000 originally being sold to 1,118 subscribers of which $27,235,000 were sold to 1,022 subscribers as general partner interests and $2,765,000 were sold to 96 subscribers as limited partner interests.

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At March 31, 2006, all capitalized costs were subject to amortization, while at March 31, 2005, approximately $4.1 million of capitalized costs were excluded from amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the three months ended March 31, 2006, is as follows:

Balance, beginning of period	$377,536
Accretion expense	3,406

Balance, end of period	$380,942

4. Related Party Transactions

Mewbourne Development Corporation (“MD”) is managing general partner and Mewbourne Oil Company (“MOC”) is operator of oil and gas properties owned by the Partnership. Mewbourne Holdings, Inc. is the parent of both MD and MOC. Substantially all transactions are with MD and MOC.

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

In consideration for services rendered by MD in managing the business of the partnership, the partnership during each of the initial three years of the partnership will pay to MD a management fee in the amount equal to 7/10’s of 1% of the subscriptions by the investor partners to the partnership. Effective 01/01/2006 the Partnership has elected to include the management fee as part of the full cost pool pursuant to Rule 4-10(c)(6)(iii) and (iv) of Regulation S-X. The Partnership analyzed prior periods and determined that this change would not have been material in prior statements.

In general, during any particular calendar year the total amount of administrative expenses allocated to the Partnership by MOC shall not exceed the greater of (a) 3.5% of the Partnership’s gross revenue from the sale of oil and natural gas production during each year (calculated without any deduction for operating costs or other costs and expenses) or (b) the sum of $50,000 plus .25% of the capital contributions of limited and general partners.

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

The Partnership has acquired interests in oil and gas prospects for the purpose of development drilling. The Partnership participated in the drilling of 78 wells. 73 wells were productive and 5 wells were abandoned.

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $1,909,835 at March 31, 2006.

During the three months ended March 31, 2006, the Partnership made cash distributions to the investor partners in the amount of $5,059,998 as compared to $885,000 for the three months ended March 31, 2005. The Partnership expects that cash distributions will continue during 2006 as additional oil and gas revenues are sufficient to produce cash flows from operations.

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

Results of Operations

Three months ended March 31, 2006 as compared to the three months ended March 31, 2005. Oil and gas revenues.

	Three Months Ended March 31,
	2006	2005
Oil and gas sales	$3,685,798	$2,241,007
Barrels produced	3,065	2,068
Mcf produced	486,767	370,595
Average price/bbl	$60.54	$49.39
Average price/mcf	$7.19	$5.77

As shown in the table above, total oil and gas sales increased $1,444,791 (64.5%) for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. Of this increase, $60,384 and $835,652, respectively, were related to increases in volumes of oil and gas sold. Volumes of oil and gas sold increased 997 bbls of oil and 116,172 mcf of gas for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. The increase in volumes of oil and gas sold was primarily due to the addition of 37 new wells completed since March 31, 2005. The increase in oil and gas sales was also attributable to increases of $23,053 and $525,702, respectively, related to increases in the average prices of oil and gas sold. Average oil and gas prices increased to $60.54 per bbl and $7.19 per mcf for the three months ended March 31, 2006 from $49.39 per bbl and $5.77 per mcf for the three months ended March 31, 2005.

Interest income. Interest income was $6,456 during the three months ended March 31, 2006 as compared to $46,272 during the three month period ended March 31, 2005. The decrease is primarily due to the decrease in funds available for investment.

Lease operations and production taxes. Lease operating expense during the period ended March 31, 2006 totaled $106,139 as compared to $68,029 for the period ended March 31, 2005. Production taxes during the period ended March 31, 2006 totaled $301,250 as compared to $179,576 for the period ended March 31, 2005. Lease operating expense increased primarily due to the addition of 39 new wells from the period March 31, 2005 through March 31, 2006. The increase in production taxes is due to the increase in oil and gas revenues.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three month period ended March 31, 2006 total $1,122,013 compared to $791,909 for the three month period ended March 31, 2005. The increase is due to the increase in production volumes.

Administrative and general expense. Administrative and general expense for the three month period ended March 31, 2006 total $256,183 compared to $80,679 for the period ended March 31, 2005. The overall increase is due to increased administrative charges caused by increased oil and gas revenues. The increase was also related to higher general expenses for reporting costs.

Item 4. Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of it’s disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that it’s disclosure controls and procedures are effective as of March 31, 2006 for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. There were no changes in MD’s internal controls over financial reporting that occurred during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

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
Date: May 22, 2006
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