Form 10-Q
period 2006-09-30
MEWBOURNE ENERGY PARTNERS 04-A LP
filed 2006-11-14
CIK 1282400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Mewbourne Energy Partners 04-A, L.P.

INDEX

		Page No.
Part I – Financial Information

Item 1.	Financial Statements

	Condensed Balance Sheets - September 30, 2006 (Unaudited) and December 31, 2005	3

	Condensed Statements of Operations (Unaudited) - For the three months ended September 30, 2006 and 2005 and the nine months ended September 30, 2006 and 2005	4

	Condensed Statements of Cash Flows (Unaudited) - For the nine months ended September 30, 2006 and 2005	5

	Condensed Statement of Changes In Partners’ Capital (Unaudited) - For the nine months ended September 30, 2006	6

	Notes to Condensed Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	13

Item 4.	Disclosure Controls and Procedures	13

Part II – Other Information

Item 1.	Legal Proceedings	13

Item 6.	Exhibits and Reports on Form 8-K	14

Mewbourne Energy Partners 04-A, L.P.

Part I – Financial Information

Item 1. Financial Statements

CONDENSED BALANCE SHEETS

September 30, 2006 and December 31, 2005

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS

Cash and cash equivalents	$9,428	$333,699
Accounts receivable, affiliate	1,460,314	4,152,601
Accounts receivable, other	—	1,841

Total current assets	1,469,742	4,488,141

Oil and gas properties at cost, full cost method	29,363,575	28,712,759
Less accumulated depreciation, depletion, amortization and impairment	(16,015,061)	(5,736,266)

	13,348,514	22,976,493

Total assets	$14,818,256	$27,464,634

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable, affiliate	$535,347	$372,462

Asset retirement obligation plugging liability	387,756	377,536

Partners’ capital
General partners	—	24,252,438
Limited partners	13,895,153	2,462,198

Total partners’ capital	13,895,153	26,714,636

Total liabilities and partners’ capital	$14,818,256	$27,464,634

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 04-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS

For the three months ended September 30, 2006 and 2005 and

the nine months ended September 30, 2006 and 2005

(Unaudited)

	Three Months Ended September 30,		Nine months Ended September 30,
	2006	2005	2006	2005
Revenues and other income:

Oil and gas sales	$2,174,940	$5,969,746	$7,989,101	$12,388,841
Interest income	1,712	7,831	10,734	95,081

Total revenues and other income	2,176,652	5,977,577	7,999,835	12,483,922

Expenses:

Lease operating expense	126,183	183,461	353,351	347,750
Production taxes	173,171	500,875	642,020	1,041,040
Administrative and general expense	72,021	198,319	464,108	418,616
Depreciation, depletion, and amortization	746,175	1,667,810	2,699,414	4,036,060
Cost ceiling write-down	5,653,769	—	7,579,381	—
Asset retirement obligation accretion	3,406	2,781	10,220	11,270

Net income (loss):	$(4,598,073)	$3,424,331	$(3,748,659)	$6,629,186

Allocation of net income (loss)
General partners	$—	$3,108,722	$—	$6,018,196

Limited partners	$(4,598,073)	$315,609	$(3,748,659)	$610,990

Basic and diluted net income (loss) per interest (30,000 interests outstanding)	$(153.27)	$114.14	$(124.96)	$220.97

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 04-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2006 and 2005

(Unaudited)

	2006	2005
Cash flows from operating activities:
Net income (loss)	$(3,748,659)	$6,629,186
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	2,699,414	4,036,060
Cost ceiling write-down	7,579,381	—
Asset retirement obligation accretion	10,220	11,270
Changes in operating assets and liabilities:
Accounts receivable, affiliate	2,692,287	(4,058,247)
Accounts receivable, other	1,841	—
Accounts payable, affiliate	162,885	1,145,041

Net cash provided by operating activities	9,397,369	7,763,310_

Cash flows from investing activities:
Purchase and development of oil and gas properties	(650,816)	(10,857,936)

Net cash used in investing activities	(650,816)	(10,857,936)

Cash flows from financing activities:
Cash distributions to partners	(9,070,824)	(6,440,825)

Net cash used in financing activities	(9,070,824)	(6,440,825)

Net (decrease) in cash and cash equivalents	(324,271)	(9,535,451)

Cash and cash equivalents, beginning of period	333,699	10,630,997

Cash and cash equivalents, end of period	$9,428	$1,095,546

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 04-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

For the nine months ended September 30, 2006

(Unaudited)

	General Partners	Limited Partners	Total
Balance at December 31, 2005	$24,252,438	$2,462,198	$26,714,636
Conversion of general partner interests to limited partner interests	(24,252,438)	24,252,438	—
Cash distributions	—	(9,070,824)	(9,070,824)
Net loss	—	(3,748,659)	(3,748,659)

Balance at September 30, 2006	$—	$13,895,153	$13,895,153

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 04-A, L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

2. Accounting for Oil and Gas Producing Activities

Mewbourne Energy Partners 04-A, L.P., (the “Registrant” or the “Partnership”), a Delaware limited partnership is engaged primarily in oil and gas development and production in Texas, Oklahoma, and New Mexico, and was organized on January 27, 2004. The offering of limited and general partnership interests began June 10, 2004 as a part of an offering registered under the name Mewbourne Energy Partners 04-05 Drilling Programs and concluded August 20, 2004, with total investor contributions of $30,000,000 originally being sold to 1,118 subscribers of which $27,235,000 were sold to 1,022 subscribers as general partner interests and $2,765,000 were sold to 96 subscribers as limited partner interests. During the quarter ended June 30, 2006 all general partner interests, other than the managing general partner, were converted to limited partner interests and accordingly all partnership interests have been reflected in the accompanying financial statements as limited partner interests.

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At September 30, 2006 and 2005, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. There was a cost ceiling write-down of $7,579,381 for the nine month period ended September 30, 2006. The cost ceiling write-down was principally caused by lower gas prices at September 30, 2006.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the three months ended September 30, 2006, is as follows:

Balance, beginning of period	$377,536
Accretion expense	10,220

Balance, end of period	$387,756

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

The Partnership has acquired interests in oil and gas prospects for the purpose of development drilling. The Partnership participated in the drilling of 78 wells. 73 wells were productive and five wells were abandoned.

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $934,395 at September 30, 2006.

During the nine months ended September 30, 2006, the Partnership made cash distributions to the investor partners in the amount of $9,070,824 as compared to $6,440,825 for the nine months ended September 30, 2005. The Partnership expects that cash distributions will continue during 2006 as additional oil and gas revenues are sufficient to produce cash flows from operations.

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

Results of Operations

Three months ended September 30, 2006 as compared to the three months ended September 30, 2005.

Oil and gas revenues.

	Three Months Ended September 30,
	2006	2005
Oil and gas sales	$2,174,940	$5,969,746
Barrels produced	2,077	5,055
Mcf produced	348,248	693,795
Average price/bbl	$67.14	$60.37
Average price/mcf	$5.84	$8.16

As shown in the table above, total oil and gas sales decreased $3,794,806 (63.6%) for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. Of this decrease, $199,928, $2,016,261 and $1,612,828, respectively, were related to decreases in volumes of oil sold, volumes of gas sold and decreases in the average prices of gas sold. Volumes of oil and gas sold decreased 2,978 bbls of oil and 345,547 mcf of gas for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. The decrease in volumes of oil sold was primarily due to a substantial decline in the production of three wells. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) a substantial decline in the production of three wells. The wells with a substantial decline in production are not expected to return to previous levels of production. Average gas prices decreased to $5.84 per mcf for the three months ended September 30, 2006 from $8.16 per mcf for the three months ended September 30, 2005. These decreases were partially offset by an increase of $34,211 related to an increase in the average price of oil sold. Average oil prices increased to $67.14 per bbl for the three months ended September 30, 2006 from $60.37 per bbl for the three months ended September 30, 2005.

Lease operations and production taxes. Lease operating expense during the period ended September 30, 2006 totaled $126,183 as compared to $183,461 for the period ended September 30, 2005. Production taxes during the period ended September 30, 2006 totaled $173,171 as compared to $500,875 for the period ended September 30, 2005. Lease operating expense increased primarily due to the addition of five new wells from the period September 30, 2005 through September 30, 2006. The decrease in production taxes is due to the decrease in oil and gas revenues.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three month period ended September 30, 2006 total $746,175 compared to $1,667,810 for the three month period ended September 30, 2005. The decrease is due to the decrease in production volumes.

Cost ceiling write-down. There was a cost ceiling write-down of $5,653,769 for the three month period ended September 30, 2006. The cost ceiling write-down was caused by lower gas prices at September 30, 2006. There was no cost ceiling write-down for the three month period ended September 30, 2005

Administrative and general expense. Administrative and general expense for the three month period ended September 30, 2006 total $72,021 compared to $198,319 for the period ended September 30, 2005. The decrease is due to decreased administrative charges caused by decreased oil and gas revenues. The overall decrease was reduced by management fee of $52,500 included in the full cost pool for the period ended September 30, 2006.

Nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005.

Oil and gas revenues.

	Nine months Ended September 30,
	2006	2005
Oil and gas sales	$7,989,101	$12,388,841
Barrels produced	7,676	11,942
Mcf produced	1,183,373	1,695,624
Average price/bbl	$64.64	$54.26
Average price/mcf	$6.33	$6.92

As shown in the table above, total oil and gas sales decreased $4,399,740 (35.5%) for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. Of this decrease, $275,760, $3,240,399 and $1,007,557, respectively, were related to decreases in volumes of oil sold, volumes of gas sold and decreases in the average prices of gas sold. Volumes of oil and gas sold decreased 4,266 bbls of oil and 512,251 mcf of gas for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. The decrease in volumes of oil sold was primarily due to a substantial decline in the production of two wells. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) a substantial decline in the production of one well. The wells with a substantial decline in production are not expected to return to previous levels of production. Average gas prices decreased to $6.33 per mcf for the nine months ended September 30, 2006 from $6.92 per mcf for the nine months ended September 30, 2005. These decreases were partially offset by an increase of $123,976 related to an increase in the average price of oil sold. Average oil prices increased to $64.64 per bbl for the nine months ended September 30, 2006 from $54.26 per bbl for the nine months ended September 30, 2005.

Lease operations and production taxes. Lease operating expense during the period ended September 30, 2006 totaled $353,351 as compared to $347,750 for the period ended September 30, 2005. Production taxes during the period ended September 30, 2006 totaled $642,020 as compared to $1,041,040 for the period ended September 30, 2005. Lease operating expense increased primarily due to the addition of two new wells from the period September 30, 2005 through September 30, 2006. The decrease in production taxes is due to the decrease in oil and gas revenues.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the nine month period ended September 30, 2006 total $2,699,414 compared to $4,036,060 for the nine month period ended September 30, 2005. The decrease is due to the decline in production volumes.

Cost ceiling write-down. There was a cost ceiling write-down of $7,579,381 for the nine month period ended September 30, 2006. The cost ceiling write-down was caused by lower gas prices at September 30, 2006. There was no cost ceiling write-down for the nine month period ended September 30, 2005

Administrative and general expense. Administrative and general expense for the nine month period ended September 30, 2006 total $464,108 compared to $418,616 for the period ended September 30, 2005. The overall increase is due to increased administrative expenses allocated to the Partnership by “MOC” and higher general expenses for reporting costs.

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

2. Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnership currently expects to sell a vast majority of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the nine months ended September 30, 2006, a 10% change in the price received for natural gas production would have had an approximate $749,000 impact on our revenue.

3. Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4. Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective as of September 30, 2006 for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. There have been no changes in MDC’s internal controls or in other factors which has materially affected, or is reasonable likely to materially affect the internal controls over financial reporting.

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

Date: November 14, 2006

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