Form 10-Q
period 2007-03-31
MEWBOURNE ENERGY PARTNERS 04-A LP
filed 2007-05-15
CIK 1282400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Mewbourne Energy Partners 04-A, L.P.

Mewbourne Energy Partners 04-A, L.P.

Part I – Financial Information

Item 1.	Financial Statements

CONDENSED BALANCE SHEETS

March 31, 2007 and December 31, 2006

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS

Cash and cash equivalents	$49,317	$5,361
Accounts receivable, affiliate	1,237,843	1,358,565

Total current assets	1,287,160	1,363,926

Oil and gas properties at cost, full cost method	29,549,022	29,506,193
Less accumulated depreciation, depletion, amortization and impairment	(16,808,407)	(16,433,817)

	12,740,615	13,072,376

Total assets	$14,027,775	$14,436,302

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable, affiliate	$196,772	$330,296
Asset retirement obligation plugging liability	394,830	391,163
Partners’ capital	13,436,173	13,714,843

Total liabilities and partners’ capital	$14,027,775	$14,436,302

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 04-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS

For the three months ended March 31, 2007 and 2006

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Revenues and other income:

Oil and gas sales	$1,842,707	$3,685,798
Interest income	1,485	6,456

Total revenues and other income	1,844,192	3,692,254

Expenses:

Lease operating expense	114,575	106,139
Production taxes	146,604	301,250
Administrative and general expense	57,607	256,183
Depreciation, depletion, and amortization	374,590	1,122,013
Asset retirement obligation accretion	3,667	3,406

Net income	$1,147,149	$1,903,263

Basic and diluted net income per limited partner interest (30,000 interests outstanding)	$38.24	$63.44

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 04-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2007 and 2006

(Unaudited)

	2006	2006
Cash flows from operating activities:
Net income	$1,147,149	$1,903,263
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	374,590	1,122,013
Asset retirement obligation accretion	3,667	3,406
Changes in operating assets and liabilities:
Accounts receivable, affiliate	120,722	2,051,145
Accounts receivable, other	—	(688)
Accounts payable, affiliate	(133,524)	6,133

Net cash provided by operating activities	1,512,604	5,085,272

Cash flows from investing activities:
Purchase and development of oil and gas properties	(42,829)	(174,528)

Net cash used in investing activities	(42,829)	(174,528)

Cash flows from financing activities:
Cash distributions to partners	(1,425,819)	(5,059,998)

Net cash used in financing activities	(1,425,819)	(5,059,998)

Net increase (decrease) in cash and cash equivalents	43,956	(149,254)

Cash and cash equivalents, beginning of period	5,361	333,699

Cash and cash equivalents, end of period	$49,317	$184,445

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 04-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

For the three months ended March 31, 2007

(Unaudited)

Partners’ Capital
Balance at December 31, 2006	$13,714,843
Cash distributions	(1,425,819)
Net income	1,147,149

Balance at March 31, 2007	$13,436,173

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 04-A, L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.	Accounting Policies

Reference is hereby made to the Registrant’s Annual Report on Form 10-K for 2006, which contains a summary of significant accounting policies followed by the partnership in the preparation of its financial statements. These policies are also followed in preparing the quarterly report included herein.

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

2.	Accounting for Oil and Gas Producing Activities

Mewbourne Energy Partners 04-A, L.P., (the “Registrant” or the “Partnership”), a Delaware limited partnership is engaged primarily in oil and gas development and production in Texas, Oklahoma, and New Mexico, and was organized on January 27, 2004. The offering of limited and general partnership interests began June 10, 2004 as a part of an offering registered under the name Mewbourne Energy Partners 04-05 Drilling Program, (the “Program”), and concluded August 20, 2004, with total investor contributions of $30,000,000 originally being sold to 1,118 subscribers of which $27,235,000 were sold to 1,022 subscribers as general partner interests and $2,765,000 were sold to 96 subscribers as limited partner interests. In accordance with the laws of the State of Delaware, Mewbourne Development Corporation (“MD”), a Delaware Corporation, has been appointed as the Partnership’s managing general partner. MD has no equity interest in the Partnership.

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At March 31, 2007 and 2006 all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the three months ended March 31, 2007 and for the year ended December 31, 2006 is as follows:

	2007	2006
Balance, beginning of period	$391,163	$377,536
Accretion expense	3,667	13,627

Balance, end of period	$394,830	$391,163

4.	Related Party Transactions

In accordance with the laws of the State of Delaware, Mewbourne Development Corporation (“MD”), a Delaware Corporation, has been appointed as the Partnership’s managing general partner. MD has no equity interest in the Partnership. Mewbourne Oil Company (“MOC”) is operator of oil and gas properties owned by the Partnership. Mewbourne Holdings, Inc. is the parent of both MD and MOC. Substantially all transactions are with MD and MOC.

In the ordinary course of business, MOC will incur certain costs that will be passed on to owners of the well for which the costs were incurred. The partnership will receive their portion of these costs based upon their ownership in each well incurring the costs. These costs are referred to as operator charges and are standard and customary in the oil and gas industry. Operator charges include recovery of gas marketing costs, fixed rate overhead, supervision, pumping, and equipment furnished by the operator. Services and operator charges are billed in accordance with the program and partnership agreements.

In consideration for services rendered by MD in managing the business of the partnership, the partnership during each of the initial three years of the partnership will pay to MD a management fee in the amount equal to .7% of the subscriptions by the investor partners to the partnership. Effective January 1, 2006 the Partnership has elected to include the management fee as part of the full cost pool pursuant to Rule 4-10(c)(6)(iii) and (iv) of Regulation S-X. The Partnership analyzed prior periods and determined that this change would not have been material in prior statements.

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

The Partnership has acquired interests in oil and gas prospects for the purpose of development drilling. The Partnership participated in the drilling of 79 wells. 74 wells were productive and 5 wells were abandoned.

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $1,090,388 at March 31, 2007.

During the three months ended March 31, 2007, the Partnership made cash distributions to the investor partners in the amount of $1,425,819 as compared to $5,059,998 for the three months ended March 31, 2006. The Partnership expects that cash distributions will continue during 2007 as additional oil and gas revenues are sufficient to produce cash flows from operations.

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

Results of Operations

Three months ended March 31, 2007 as compared to the three months ended March 31, 2006.

Oil and gas revenues.

	Three Months Ended March 31,
	2007	2006
Oil and gas sales	$1,842,707	$3,685,798
Barrels produced	1,989	3,065
Mcf produced	257,729	486,767
Average price/bbl	$55.78	$60.54
Average price/mcf	$6.72	$7.19

As shown in the table above, total oil and gas sales decreased $1,843,091 (50.0%) for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. Of this decrease, $74,608 and $1,768,483, respectively, were related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 1,076 bbls of oil and 229,038 mcf of gas for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. Average oil and gas prices decreased to $55.78 per bbl and $6.72 per mcf for the three months ended March 31, 2007 from $60.54 per bbl and $7.19 per mcf for the three months ended March 31, 2006. The decrease in volumes of oil sold was primarily due to a substantial decline in the production of two wells. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) a substantial decline in the production of three wells. The wells with a substantial decline in production are not expected to return to previous levels of production

Interest income. Interest income was $1,485 during the three months ended March 31, 2007 as compared to $6,456 during the three month period ended March 31, 2006. The decrease is primarily due to the decrease in funds available for investment.

Lease operations and production taxes. Lease operating expense during the period ended March 31, 2007 totaled $114,575 as compared to $106,139 for the period ended March 31, 2006. Production taxes during the period ended March 31, 2007 totaled $146,604 as compared to $301,250 for the period ended March 31, 2006. The decrease in production taxes is due to the decrease in oil and gas revenues.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three month period ended March 31, 2007 total $374,590 compared to $1,122,013 for the three month period ended March 31, 2006. The decrease is due to the decrease in production volumes.

Administrative and general expense. Administrative and general expense for the three month period ended March 31, 2007 totaled $57,607 compared to $256,183 for the period ended March 31, 2006. The overall decrease is due to decreased administrative charges caused by decreased oil and gas revenues. The decrease was also related to lower general expenses for reporting costs.

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

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnership currently expects to sell a vast majority of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the three months ended March 31, 2007, a 10% change in the price received for natural gas production would have had an approximate $173,000 impact on our revenue.

3.	Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.	Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. There have been no changes in MD’s internal controls for the quarter ended March 31, 2007 or in other factors which have materially affected, or are reasonably likely to materially affect the internal controls over financial reporting.

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

Mewbourne Energy Partners 04-A, L.P.

	By:	Mewbourne Development Corporation
Managing General Partner

Date: May 15, 2007

	By:	/s/ Alan Clark
Alan Clark, Treasurer and Controller

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.