Form 10-Q
period 2007-06-30
MEWBOURNE ENERGY PARTNERS 04-A LP
filed 2007-08-14
CIK 1282400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Mewbourne Energy Partners 04-A, L.P.

Mewbourne Energy Partners 04-A, L.P.

Part I – Financial Information

Item 1.	Financial Statements

CONDENSED BALANCE SHEETS

June 30, 2007 and December 31, 2006

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS

Cash	$665	$5,361
Accounts receivable, affiliate	1,357,072	1,358,565

Total current assets	1,357,737	1,363,926

Oil and gas properties at cost, full cost method	29,722,885	29,506,193
Less accumulated depreciation, depletion, amortization and impairment	(17,194,342)	(16,433,817)

	12,528,543	13,072,376

Total assets	$13,886,280	$14,436,302

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable, affiliate	$548,575	$330,296

Asset retirement obligation plugging liability	398,498	391,163

Partners’ capital	12,939,207	13,714,843

Total liabilities and partners’ capital	$13,886,280	$14,436,302

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 04-A, L.P.

STATEMENTS OF OPERATIONS

For the three months ended June 30, 2007 and 2006 and

the six months ended June 30, 2007 and 2006

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues and other income:

Oil and gas sales	$2,005,231	$2,128,363	$3,847,938	$5,814,161
Interest income	902	2,566	2,387	9,022

Total revenues and other income	2,006,133	2,130,929	3,850,325	5,823,183

Expenses:

Lease operating expense	134,473	121,029	249,048	227,168
Production taxes	160,240	167,599	306,844	468,849
Administrative and general expense	75,872	135,904	133,479	392,087
Depreciation, depletion, and amortization	385,935	831,226	760,525	1,953,239
Cost ceiling write-down	—	1,925,612	—	1,925,612
Asset retirement obligation accretion	3,668	3,408	7,335	6,814

Net income (loss):	$1,245,945	$(1,053,949)	$2,393,094	$849,414

Allocation of net income (loss)
General partners	$—	—	$—	$—

Limited partners	$1,245,945	$(1,053,949)	$2,393,094	$849,414

Basic and diluted net income (loss) per interest (30,000 interests outstanding)	$41.53	$(35.13)	$79.77	$28.13

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 04-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2007 and 2006

(Unaudited)

	2007	2006
Cash flows from operating activities:
Net income	$2,393,094	$849,414
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	760,525	1,953,239
Cost ceiling write-down	—	1,925,612
Asset retirement obligation accretion	7,335	6,814
Changes in operating assets and liabilities:
Accounts receivable, affiliate	1,493	2,721,469
Accounts receivable, other	—	1,684
Accounts payable, affiliate	218,279	86,932

Net cash provided by operating activities	3,380,726	7,545,164

Cash flows from investing activities:
Purchase and development of oil and gas properties	(216,692)	(366,457)

Net cash used in investing activities	(216,692)	(366,457)

Cash flows from financing activities:
Cash distributions to partners	(3,168,730)	(7,467,911)

Net cash used in financing activities	(3,168,730)	(7,467,911)

Net decrease in cash	(4,696)	(289,204)

Cash, beginning of period	5,361	333,699

Cash, end of period	$665	$44,495

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 04-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

For the six months ended June 30, 2007

(Unaudited)

Partners’ Capital
Balance at December 31, 2006	$13,714,843
Cash distributions	(3,168,730)
Net income	2,393,094_

Balance at June 30, 2007	$12,939,207

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

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At June 30, 2007 and 2006 all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the six months ended June 30, 2007 and for the year ended December 31, 2006 is as follows:

	2007	2006
Balance, beginning of period	$391,163	$377,536
Accretion expense	7,335	13,627

Balance, end of period	$398,498	$391,163

4.	Related Party Transactions

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

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $809,162 at June 30, 2007.

During the six months ended June 30, 2007, the Partnership made cash distributions to the investor partners in the amount of $3,168,730 as compared to $7,467,911 for the six months ended June 30, 2006. The Partnership expects that cash distributions will continue during 2007 as additional oil and gas revenues are sufficient to produce cash flows from operations.

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

Results of Operations

Three months ended June 30, 2007 as compared to the three months ended June 30, 2006.

Oil and gas revenues.

	Three Months Ended June 30,
	2007	2006
Oil and gas sales	$2,005,231	$2,128,363
Barrels produced	1,788	2,534
Mcf produced	268,165	348,358
Average price/bbl	$60.77	$67.55
Average price/mcf	$7.07	$5.62

As shown in the table above, total oil and gas sales decreased $123,132 (5.8%) for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006. Of this decrease, $45,368 and $566,307, respectively, were related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 746 bbls of oil and 80,193 mcf of gas for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006. An additional decrease of $17,180 was related to a decrease in the average price of oil sold. Average oil prices decreased to $60.77 per bbl for the three months ended June 30, 2007 from $67.55 per bbl for the three months ended June 30, 2006. The decrease in volumes of oil sold was primarily due to a substantial decline in the production of one well. The decrease in volumes of gas sold was primarily due to a substantial decline in the production of two wells and to normal declines in production. The wells with a substantial decline in production are not expected to return to previous levels of production. These decreases were partially offset by an increase of $505,723 related to an increase in the average price of gas sold. Average gas prices increased to $7.07 per mcf for the three months ended June 30, 2007 from $5.62 per mcf for the three months ended June 30, 2006.

Interest income. Interest income was $902 during the three months ended June 30, 2007 as compared to $2,566 during the three month period ended June 30, 2006. The decrease is primarily due to the decrease in funds available for investment.

Lease operations and production taxes. Lease operating expense during the period ended June 30, 2007 totaled $134,473 as compared to $121,029 for the period ended June 30, 2006. Lease operating expense increased primarily due to increased well service and repairs to one well. Production taxes during the period ended June 30, 2007 totaled $160,240 as compared to $167,599 for the period ended June 30, 2006. The decrease in production taxes is due to the decrease in oil and gas revenues.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three month period ended June 30, 2007 total $385,935 compared to $831,226 for the three month period ended June 30, 2006. The decrease is due to the decrease in production volumes.

Cost ceiling write-down. There was no cost ceiling write-down for the three month period ended June 30, 2007. There was a cost ceiling write-down of $1,925,612 for the three month period ended June 30, 2006, which was caused by the lower gas price at June 30, 2006.

Administrative and general expense. Administrative and general expense for the three month period ended June 30, 2007 totaled $75,872 compared to $135,904 for the period ended June 30, 2006. The overall decrease is due to decreased administrative charges caused by decreased oil and gas revenues. The decrease was also related to lower general expenses for reporting costs.

Six months ended June 30, 2007 as compared to the six months ended June 30, 2006.

Oil and gas revenues.

	Six months Ended June 30,
	2007	2006
Oil and gas sales	$3,847,938	$5,814,161
Barrels produced	3,777	5,599
Mcf produced	525,893	835,125
Average price/bbl	$58.14	$63.71
Average price/mcf	$6.90	$6.53

As shown in the table above, total oil and gas sales decreased $1,966,223 (33.8%) for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006. Of this decrease, $105,944 and $2,134,030, respectively, were related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 1,822 bbls of oil and 309,232 mcf of gas for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006. An additional decrease of $31,212 was related to a decrease in the average price of oil sold. Average oil prices decreased to $58.14 per bbl for the six months ended June 30, 2007 from $63.71 per bbl for the six months ended June 30, 2006. The decrease in volumes of oil sold was primarily due to a substantial decline in the production of one well. The decrease in volumes of gas sold was primarily due to a substantial decline in the production of two wells and to normal declines in production. The wells with a substantial decline in production are not expected to return to previous levels of production. These decreases were partially offset by an increase of $304,962 related to an increase in the average price of gas sold. Average gas prices increased to $6.90 per mcf for the six months ended June 30, 2007 from $6.53 per mcf for the six months ended June 30, 2006.

Interest income. Interest income was $2,387 during the six months ended June 30, 2007 as compared to $9,022 during the six month period ended June 30, 2006. The decrease is primarily due to the decrease in funds available for investment.

Lease operations and production taxes. Lease operating expense during the six month period ended June 30, 2007 totaled $249,048 as compared to $227,168 for the period ended June 30, 2006. Production taxes during the period ended June 30, 2007 totaled $306,844 as compared to $468,849 for the period ended June 30, 2006. Lease operating expense increased primarily due to the addition of two new wells from the period June 30, 2006 through June 30, 2007. The decrease in production taxes is due to the decrease in oil and gas revenues.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the six month period ended June 30, 2007 total $760,525 compared to $1,953,239 for the six month period ended June 30, 2006. The decrease is due to the decline in production volumes.

Cost ceiling write-down. There was no cost ceiling write-down for the six month period ended June 30, 2007. There was a cost ceiling write-down of $1,925,612 for the six month period ended June 30, 2006, which was caused by the lower gas price at June 30, 2006.

Administrative and general expense. Administrative and general expense for the six month period ended June 30, 2007 total $133,479 compared to $392,087 for the period ended June 30, 2006. The overall decrease is due to decreased administrative expenses allocated to the Partnership by “MOC” and higher general expenses for reporting costs.

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

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnership currently expects to sell a vast majority of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the six months ended June 30, 2007, a 10% change in the price received for natural gas production would have had an approximate $363,000 impact on our revenue.

3.	Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.	Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. There have been no changes in MD’s internal controls for the quarter ended June 30, 2007 or in other factors which have materially affected, or are reasonably likely to materially affect the internal controls over financial reporting.

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

Date: August 14, 2007
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