Form 10-Q
period 2007-09-30
MEWBOURNE ENERGY PARTNERS 04-A LP
filed 2007-11-14
CIK 1282400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Mewbourne Energy Partners 04-A, L.P.

INDEX

		Page No.
Part I – Financial Information

Item 1.	Financial Statements

	Condensed Balance Sheets - September 30, 2007 (Unaudited) and December 31, 2006	3

	Condensed Statements of Operations (Unaudited) - For the three months ended September 30, 2007 and 2006 and the nine months ended September 30, 2007 and 2006	4

	Condensed Statements of Cash Flows (Unaudited) - For the nine months ended September 30, 2007 and 2006	5

	Condensed Statement of Changes In Partners’ Capital (Unaudited) - For the nine months ended September 30, 2007	6

	Notes to Condensed Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	13

Item 4.	Disclosure Controls and Procedures	13

Part II – Other Information

Item 1.	Legal Proceedings	14

Item 6.	Exhibits and Reports on Form 8-K	14

Mewbourne Energy Partners 04-A, L.P.

Part I – Financial Information

Item 1.	Financial Statements

CONDENSED BALANCE SHEETS

September 30, 2007 and December 31, 2006

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS

Cash	$1,911	$5,361
Accounts receivable, affiliate	965,048	1,358,565

Total current assets	966,959	1,363,926

Oil and gas properties at cost, full cost method	29,778,542	29,506,193
Less accumulated depreciation, depletion, amortization and impairment	(17,519,526)	(16,433,817)

	12,259,016	13,072,376

Total assets	$13,225,975	$14,436,302

LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable, affiliate	$420,704	$330,296
Asset retirement obligation plugging liability	402,102	391,163
Partners’ capital	12,403,169	13,714,843

Total liabilities and partners’ capital	$13,225,975	$14,436,302

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 04-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS

For the three months ended September 30, 2007 and 2006 and

the nine months ended September 30, 2007 and 2006

(Unaudited)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006		2007	2006
Revenues and other income:

Oil and gas sales	$1,407,473		$2,174,940	$5,255,411	$7,989,101
Interest income	762		1,712	3,149	10,734

Total revenues and other income	1,408,235		2,176,652	5,258,560	7,999,835

Expenses:

Lease operating expense	129,775		126,183	378,823	353,351
Production taxes	112,443		173,171	419,287	642,020
Administrative and general expense	74,725		72,021	208,204	464,108
Depreciation, depletion, and amortization	325,184		746,175	1,085,709	2,699,414
Cost ceiling write-down	—		5,653,769	—	7,579,381
Asset retirement obligation accretion	3,604		3,406	10,939	10,220

Total expenses	645,731		6,774,725	2,102,962	11,748,494

Net income (loss)	$762,504		$(4,598,073)	$3,155,598	$(3,748,659)

Allocation of net income (loss)
General partners	$—	$		$—	$—

Limited partners	$762,504		$(4,598,073)	$3,155,598	$(3,748,659)

Basic and diluted net income (loss) per interest (30,000 interests outstanding)	$25.42		$(153.27)	$105.19	$(124.96)

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 04-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2007 and 2006

(Unaudited)

	2007	2006
Cash flows from operating activities:
Net income (loss)	$3,155,598	$(3,748,659)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	1,085,709	2,699,414
Cost ceiling write-down	—	7,579,381
Asset retirement obligation accretion	10,939	10,220
Changes in operating assets and liabilities:
Accounts receivable, affiliate	393,517	2,692,287
Accounts receivable, other	—	1,841
Accounts payable, affiliate	90,408	162,885

Net cash provided by operating activities	4,736,171	9,397,369

Cash flows from investing activities:
Purchase and development of oil and gas properties	(272,348)	(650,816)

Net cash used in investing activities	(272,348)	(650,816)

Cash flows from financing activities:
Cash distributions to partners	(4,467,272)	(9,070,824)

Net cash used in financing activities	(4,467,272)	(9,070,824)

Net decrease in cash	(3,449)	(324,271)
Cash, beginning of period	5,360	333,699

Cash, end of period	$1,911	$9,428

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 04-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

For the nine months ended September 30, 2007

(Unaudited)

Partners’ Capital
Balance at December 31, 2006	$13,714,843
Cash distributions	(4,467,272)
Net income	3,155,598

Balance at September 30, 2007	$12,403,169

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

2.	Accounting for Oil and Gas Producing Activities

Mewbourne Energy Partners 04-A, L.P., (the “Registrant” or the “Partnership”), a Delaware limited partnership is engaged primarily in oil and gas development and production in Texas, Oklahoma, and New Mexico, and was organized on January 27, 2004. The offering of limited and general partnership interests began September 10, 2004 as a part of an offering registered under the name Mewbourne Energy Partners 04-05 Drilling Program, (the “Program”), and concluded August 20, 2004, with total investor contributions of $30,000,000 originally being sold to 1,118 subscribers of which $27,235,000 were sold to 1,022 subscribers as general partner interests and $2,765,000 were sold to 96 subscribers as limited partner interests. Of this amount $27,450,000 was available after sales commissions and due diligence fees were paid. In accordance with the laws of the State of Delaware, Mewbourne Development Corporation (“MD”), a Delaware Corporation, has been appointed as the Partnership’s managing general partner. MD has no equity interest in the Partnership.

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At September 30, 2007 and 2006 all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. There was no cost ceiling write-down for the nine month period ended September 30, 2007. There was a cost ceiling write-down of $7,579,381 for the nine month period ended September 30, 2006.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the nine months ended September 30, 2007 and for the year ended December 31, 2006 is as follows:

	2007	2006
Balance, beginning of period	$391,163	$377,536
Accretion expense	10,939	13,627

Balance, end of period	$402,102	$391,163

4.	Related Party Transactions

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

Liquidity and Capital Resources

Mewbourne Energy Partners 04-A, L.P. was formed January 27, 2004. The offering of limited and general partnership interests began September 10, 2004 and concluded August 20, 2004, with total investor contributions of $30,000,000.

The Partnership has acquired interests in oil and gas prospects for the purpose of development drilling. The Partnership participated in the drilling of 79 wells. 74 wells were productive and 5 wells were abandoned.

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $546,255 at September 30, 2007.

During the nine months ended September 30, 2007, the Partnership made cash distributions to the investor partners in the amount of $4,467,272 as compared to $9,070,824 for the nine months ended September 30, 2006. The Partnership expects that cash distributions will continue during 2007 as additional oil and gas revenues are sufficient to produce cash flows from operations.

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

Results of Operations

Three months ended September 30, 2007 as compared to the three months ended September 30, 2006.

Oil and gas revenues.

	Three Months Ended September 30,
	2007	2006
Oil and gas sales	$1,407,473	$2,174,940
Barrels produced	959	2,077
Mcf produced	237,556	348,248
Average price/bbl	$80.12	$67.14
Average price/mcf	$5.60	$5.84

As shown in the table above, total oil and gas sales decreased $767,467 (35.3%) for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006. Of this decrease, $89,604 and $619,515, respectively, were related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 1,118 bbls of oil and 110,692 mcf of gas for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006. The decreases in volumes of oil and gas sold were primarily due to normal declines in production, which in some wells was substantial. An additional decrease of $85,314 was related to a decrease in the average price of gas sold. Average gas prices decreased to $5.60 per mcf for the three months ended September 30, 2007 from $5.84 per mcf for the three months ended September 30, 2006. These decreases were partially offset by an increase of $26,966 related to an increase in the average price of oil sold. Average oil prices increased to $80.12 per bbl for the three months ended September 30, 2007 from $67.14 per bbl for the three months ended September 30, 2006.

Interest income. Interest income was $762 during the three months ended September 30, 2007 as compared to $1,712 during the three month period ended September 30, 2006. The decrease is primarily due to the decrease in funds available for investment.

Lease operations and production taxes. Lease operating expense during the period ended September 30, 2007 totaled $129,775 and was comparable to $126,183 for the period ended September 30, 2006. Production taxes during the period ended September 30, 2007 totaled $112,443 as compared to $173,171 for the period ended September 30, 2006. The decrease in production taxes is due to the decrease in oil and gas revenues.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three month period ended September 30, 2007 total $325,184 compared to $746,175 for the three month period ended September 30, 2006. The decrease is due to the decrease in production volumes.

Cost ceiling write-down. There was no cost ceiling write-down for the three month period ended September 30, 2007. There was a cost ceiling write-down of $5,653,769 for the three month period ended September 30, 2006, which was caused by the lower gas price at September 30, 2006.

Administrative and general expense. Administrative and general expense for the three month period ended September 30, 2007 totaled $74,725 compared to $72,021 for the period ended September 30, 2006. The overall increase is due to increased administrative expenses allocable to the partnership, which was partially offset by lower general expenses for reporting costs.

Nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006.

Oil and gas revenues.

	Nine months Ended September 30,
	2007	2006
Oil and gas sales	$5,255,411	$7,989,101
Barrels produced	4,736	7,676
Mcf produced	763,449	1,183,373
Average price/bbl	$62.59	$64.64
Average price/mcf	$6.50	$6.33

As shown in the table above, total oil and gas sales decreased $2,733,690 (34.3%) for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. Of this decrease, $184,056 and $2,732,919, respectively, were related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 2,940 bbls of oil and 419,924 mcf of gas for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. The decrease in volumes of oil and gas sold was primarily due to normal declines in production, which in some wells was substantial. An additional decrease of $15,737 was related to a decrease in the average price of oil sold. Average oil prices decreased to $62.59 per bbl for the nine months ended September 30, 2007 from $64.64 per bbl for the nine months ended September 30, 2006. These decreases were partially offset by an increase of $199,022 related to an increase in the average price of gas sold. Average gas prices increased to $6.50 per mcf for the nine months ended September 30, 2007 from $6.33 per mcf for the nine months ended September 30, 2006.

Interest income. Interest income was $3,149 during the nine months ended September 30, 2007 as compared to $10,734 during the nine month period ended September 30, 2006. The decrease is primarily due to the decrease in funds available for investment.

Lease operations and production taxes. Lease operating expense during the nine month period ended September 30, 2007 totaled $378,823 and was comparable to $353,351 for the period ended September 30, 2006. Production taxes during the period ended September 30, 2007 totaled $419,287 as compared to $642,020 for the period ended September 30, 2006. The decrease in production taxes is due to the decrease in oil and gas revenues.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the nine month period ended September 30, 2007 total $1,085,709 compared to $2,699,414 for the nine month period ended September 30, 2006. The decrease is due to the decline in production volumes.

Cost ceiling write-down. There was no cost ceiling write-down for the nine month period ended September 30, 2007. There was a cost ceiling write-down of $7,579,381 for the nine month period ended September 30, 2006, which was caused by the lower gas price at June 30, 2006 and September 30, 2006.

Administrative and general expense. Administrative and general expense for the nine month period ended September 30, 2007 total $208,204 compared to $464,108 for the period ended September 30, 2006. The overall decrease is due to decreased administrative expenses allocable to the partnership, which was partially offset by higher general expenses for reporting costs.

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

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnership currently expects to sell a vast majority of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the nine months ended September 30, 2007, a 10% change in the price received for natural gas production would have had an approximate $496,000 impact on our revenue.

3.	Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.	Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. There have been no changes in MD’s internal controls for the quarter ended September 30, 2007 or in other factors which have materially affected, or are reasonably likely to materially affect the internal controls over financial reporting.

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
Date: November 14, 2007
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