Form 10-Q
period 2008-06-30
MEWBOURNE ENERGY PARTNERS 04-A LP
filed 2008-08-14
CIK 1282400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

MEWBOURNE ENERGY PARTNERS 04-A, L.P.

MEWBOURNE ENERGY PARTNERS 04-A, L.P.

Part I - Financial Information

Item 1.	Financial Statements

CONDENSED BALANCE SHEETS

JUNE 30, 2008 AND DECEMBER 31, 2007

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS

Cash	$161,634	$2,022
Accounts receivable, affiliate	1,236,667	966,131

Total current assets	1,398,301	968,153

Oil and gas properties at cost, full-cost method	29,902,512	29,910,652
Less accumulated depreciation, depletion, amortization and impairment	(18,299,469)	(17,798,283)

	11,603,043	12,112,369

Total assets	$13,001,344	$13,080,522

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable, affiliate	$153,647	$426,388

Total current liabilities	153,647	426,388

Asset retirement obligation	400,799	405,682

Partners’ capital	12,446,898	12,248,452

Total liabilities and partners’ capital	$13,001,344	$13,080,522

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 04-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS

For the three months ended June 30, 2008 and 2007 and

the six months ended June 30, 2008 and 2007

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues and other income
Oil and gas sales	$1,840,618	$2,005,231	$3,542,683	$3,847,938
Interest income	473	902	755	2,387

Total revenues and other income	1,841,091	2,006,133	3,543,438	3,850,325

Expenses
Lease operating expense	131,710	134,473	298,549	249,048
Production taxes	69,280	160,240	205,252	306,844
Administrative and general expense	93,049	75,872	150,478	133,479
Depreciation, depletion, and amortization	230,108	385,935	501,186	760,525
Asset retirement obligation accretion	3,297	3,668	7,151	7,335

Total expenses	527,444	760,188	1,162,616	1,457,231

Net income	$1,313,647	$1,245,945	$2,380,822	$2,393,094

Basic and diluted net income per limited partner interest (30,000 interests outstanding)	$43.79	$41.53	$79.36	$79.77

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 04-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2008 and 2007

(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net income	$2,380,822	$2,393,094
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	501,186	760,525
Asset retirement obligation accretion	7,151	7,335
Changes in operating assets and liabilities:
Accounts receivable, affiliate	(270,536)	1,493
Accounts payable, affiliate	(272,741)	218,279

Net cash provided by operating activities	2,345,882	3,380,726

Cash flows from investing activities:
Purchase and development of oil and gas properties	(3,894)	(216,692)

Net cash used in investing activities	(3,894)	(216,692)

Cash flows from financing activites:
Cash distributions to partners	(2,182,376)	(3,168,730)

Net cash used in financing activities	(2,182,376)	(3,168,730)

Net increase (decrease) in cash	159,612	(4,696)
Cash, beginning of period	2,022	5,361

Cash, end of period	$161,634	$665

Supplemental Cash Flow Information:
Non-cash changes to oil & gas properties related to asset retirement obligation liabilities	$(12,034)

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 04-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

For the six months ended June 30, 2008

(Unaudited)

Partners’ Capital
Balance at December 31, 2007	$12,248,452
Cash distributions	(2,182,376)
Net income	2,380,822

Balance at June 30, 2008	$12,446,898

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

2.	Accounting for Oil and Gas Producing Activities

Mewbourne Energy Partners 04-A, L.P. (the “Registrant” or the “Partnership”), a Delaware limited partnership, is engaged primarily in oil and gas development and production in Texas, Oklahoma, and New Mexico, and was organized on January 27, 2004. The offering of limited and general partnership interests began June 10, 2004 as a part of an offering registered under the name Mewbourne Energy Partners 04-05 Drilling Program, (the “Program”), and concluded August 20, 2004, with total investor contributions of $30,000,000 originally being sold to 1,118 subscribers of which $27,235,000 were sold to 1,022 subscribers as general partner interests and $2,765,000 were sold to 96 subscribers as limited partner interests. During 2006, all general partner equity interests were converted to limited partner equity interests. In accordance with the laws of the State of Delaware, Mewbourne Development Corporation (“MD”), a Delaware Corporation, has been appointed as the Partnership’s managing general partner. MD has no significant equity interest in the Partnership.

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At June 30, 2008 and 2007, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the six months ended June 30, 2008 and the year ended December 31, 2007 is as follows:

	June 30, 2008	December 31, 2007
Balance, beginning of period	$405,682	$391,163
Liabilities reduced	(12,034)	—
Accretion expense	7,151	14,519

Balance, end of period	$400,799	$405,682

4.	Related Party Transactions

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

Liquidity and Capital Resources

Mewbourne Energy Partners 04-A, L.P. was formed January 27, 2004. The offering of limited and general partnership interests began June 10, 2004 and concluded August 20, 2004, with total investor contributions of $30,000,000. During 2006, all general partner equity interests were converted to limited partner equity interests.

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $1,244,654 at June 30, 2008.

During the six months ended June 30, 2008, the Partnership made cash distributions to the investor partners in the amount of $2,182,376 as compared to $3,168,730 for the six months ended June 30, 2007. The Partnership expects that cash distributions will continue during 2008 as additional oil and gas revenues are sufficient to produce cash flows from operations.

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

Results of Operations

Three months ended June 30, 2008 as compared to the three months ended June 30, 2007

Oil and gas revenues	Three Months Ended June 30,
	2008	2007
Oil and gas sales	$1,840,618	$2,005,231
Barrels produced	1,202	1,788
Mcf produced	192,193	268,165
Average price/bbl	$121.35	$60.77
Average price/mcf	$8.82	$7.07

As shown in the table above, total oil and gas sales decreased $164,613 (8.2%) for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007.

Of this decrease, $71,139 and $669,929, respectively, were related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 586 bbls of oil and 75,972 mcf of gas for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007. This decrease in volumes of oil and gas sold was primarily due to normal declines in production.

These decreases were partially offset by increases of $108,323 and $468,132, respectively, related to increases in the average prices of oil and gas sold. Average oil and gas prices increased to $121.35 per bbl and $8.82 per mcf for the three months ended June 30, 2008 from $60.77 per bbl and $7.07 per mcf for the three months ended June 30, 2007.

Production taxes. Production taxes during the three month period ended June 30, 2008 decreased to $69,280 from $160,240 for the three month period ended June 30, 2007. This decrease was due to production tax credits for high cost gas wells and to the decreased revenue.

Lease operations. Lease operating expense during the three month period ended June 30, 2008 totaled $131,710 which was comparable to $134,473 for the three month period ended June 30, 2007.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three month period ended June 30, 2008 decreased to $230,108 from $385,935 for the three month period ended June 30, 2007. This decrease was due to the decline in production volumes.

Administrative and general expense. Administrative and general expense for the three month period ended June 30, 2008 increased to $93,049 from $75,872 for the three month period ended June 30, 2007. The overall increase was due to increased administrative expenses allocable to the Partnership for the period ended June 30, 2008.

Results of Operations

Six months ended June 30, 2008 as compared to the six months ended June 30, 2007

Oil and gas revenues	Six Months Ended June 30,
	2008	2007
Oil and gas sales	$3,542,683	$3,847,938
Barrels produced	2,495	3,777
Mcf produced	394,062	525,893
Average price/bbl	$107.96	$58.14
Average price/mcf	$8.31	$6.90

As shown in the table above, total oil and gas sales decreased $305,255 (7.9%) for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007.

Of this decrease, $138,432 and $1,095,072, respectively, were related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 1,282 bbls of oil and 131,831 mcf of gas for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. This decrease in the volumes of oil and gas sold was primarily due to normal declines in production.

These decreases were partially offset by increases of $188,182 and $740,067, respectively, related to increases in the average prices of oil and gas sold. Average oil and gas prices increased to $107.96 per bbl and $8.31 per mcf for the six months ended June 30, 2008 from $58.14 per bbl and $6.90 per mcf for the six months ended June 30, 2007.

Production taxes. Production taxes during the six month period ended June 30, 2008 decreased to $205,252 from $306,844 for the six month period ended June 30, 2007. This decrease was due to production tax credits for high cost gas wells and to decreased revenue.

Lease operations. Lease operating expense during the six month period ended June 30, 2008 increased to $298,549 from $249,048 for the six month period ended June 30, 2007 due to well repairs and workovers.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the six month period ended June 30, 2008 decreased $501,186 from $760,525 for the six month period ended June 30, 2007. This decrease was due to the decline in production volumes.

Administrative and general expense. Administrative and general expense for the six month period ended June 30, 2008 increased to $150,478 from $133,479 for the six month period ended June 30, 2007. The overall increase was due to increased administrative expenses allocable to the Partnership for the six month period ended June 30, 2008.

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

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the six months ended June 30, 2008, a 10% change in the price received for natural gas production would have had an approximate $327,000 impact on revenue.

3.	Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.	Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2007 annual report on internal control over financial reporting, and for the quarter ended June 30, 2008, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

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

Date: August 14, 2008

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