Form 10-Q
period 2008-09-30
MEWBOURNE ENERGY PARTNERS 04-A LP
filed 2008-11-14
CIK 1282400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

MEWBOURNE ENERGY PARTNERS 04-A, L.P.

INDEX

Page No.
Part 1 - Financial Information

Item 1. Financial Statements

Condensed Balance Sheets - September 30, 2008 (Unaudited) and December 31, 2007	3

Condensed Statements of Operations (Unaudited) - For the three months ended September 30, 2008 and 2007 and the nine months ended September 30, 2008 and 2007	4

Condensed Statements of Cash Flows (Unaudited) - For the nine months ended September 30, 2008 and 2007	5

Condensed Statement of Changes In Partners’ Capital (Unaudited) - For the nine months ended September 30, 2008	6

Notes to Condensed Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures about Market Risk	13

Item 4. Disclosure Controls and Procedures	13

Part II - Other Information

Item 1. Legal Proceedings	14

Item 6. Exhibits and Reports on Form 8-K	14

MEWBOURNE ENERGY PARTNERS 04-A, L.P.

Part I - Financial Information

Item 1.	Financial Statements

CONDENSED BALANCE SHEETS

SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Cash	$8,362	$2,022
Accounts receivable, affiliate	1,016,403	966,131

Total current assets	1,024,765	968,153

Oil and gas properties at cost, full-cost method	30,349,470	29,910,652
Less accumulated depreciation, depletion, amortization and impairment	(18,551,153)	(17,798,283)

	11,798,317	12,112,369

Total assets	$12,823,082	$13,080,522

LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable, affiliate	$406,441	$426,388

Total current liabilities	406,441	426,388

Asset retirement obligation	407,238	405,682
Partners’ capital	12,009,403	12,248,452

Total liabilities and partners’ capital	$12,823,082	$13,080,522

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 04-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS

For the three months ended September 30, 2008 and 2007 and

the nine months ended September 30, 2008 and 2007

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues and other income
Oil sales	$153,055	$76,799	$422,411	$296,405
Gas sales	1,407,539	1,330,674	4,680,866	4,959,006
Interest income	246	762	1,001	3,149

Total revenues and other income	1,560,840	1,408,235	5,104,278	5,258,560

Expenses
Lease operating expense	130,869	129,775	429,418	378,823
Production taxes	136,953	112,443	342,205	419,287
Administrative and general expense	67,572	74,725	218,050	208,204
Depreciation, depletion, and amortization	251,684	325,184	752,870	1,085,709
Asset retirement obligation accretion	3,799	3,604	10,950	10,939

Total expenses	590,877	645,731	1,753,493	2,102,962

Net income	$969,963	$762,504	$3,350,785	$3,155,598

Basic and diluted net income per limited partner interest (30,000 interests outstanding)	$32.33	$25.42	$111.69	$105.19

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 04-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2008 and 2007

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$3,350,785	$3,155,598
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	752,870	1,085,709
Asset retirement obligation accretion	10,950	10,939
Changes in operating assets and liabilities:
Accounts receivable, affiliate	(50,272)	393,517
Accounts payable, affiliate	(19,947)	90,408

Net cash provided by operating activities	4,044,386	4,736,171

Cash flows from investing activities:
Purchase and development of oil and gas properties	(448,212)	(272,348)

Net cash used in investing activities	(448,212)	(272,348)

Cash flows from financing activities:
Cash distributions to partners	(3,589,834)	(4,467,272)

Net cash used in financing activities	(3,589,834)	(4,467,272)

Net increase (decrease) in cash	6,340	(3,449)
Cash, beginning of period	2,022	5,360

Cash, end of period	$8,362	$1,911

Supplemental Cash Flow Information:
Non-cash changes to oil & gas properties related to asset retirement obligation liabilities	$(9,394)	$—

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 04-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

For the nine months ended September 30, 2008

(Unaudited)

Partners’ Capital
Balance at December 31, 2007	$12,248,452
Cash distributions	(3,589,834)
Net income	3,350,785

Balance at September 30, 2008	$12,009,403

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

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At September 30, 2008 and 2007, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the nine months ended September 30, 2008 and the year ended December 31, 2007 is as follows:

	September 30, 2008	December 31, 2007
Balance, beginning of period	$405,682	$391,163
Liabilities incurred	2,640	—
Liabilities reduced	(12,034)	—
Accretion expense	10,950	14,519

Balance, end of period	$407,238	$405,682

4.	Related Party Transactions

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

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $618,324 at September 30, 2008.

During the nine months ended September 30, 2008, the Partnership made cash distributions to the investor partners in the amount of $3,589,834 as compared to $4,467,272 for the nine months ended September 30, 2007. The Partnership expects that cash distributions will continue during 2008 as additional oil and gas revenues are sufficient to produce cash flows from operations.

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

Results of Operations

For the three months ended September 30, 2008 as compared to the three months ended September 30, 2007:

	Three Months Ended September 30,
	2008	2007
Oil sales	$153,055	$76,799
Barrels produced	1,345	959
Average price/bbl	$113.80	$80.12
Gas sales	$1,407,539	$1,330,674
Mcf produced	182,271	237,556
Average price/mcf	$7.72	$5.60

Oil and gas revenues. As shown in the table above, total oil and gas sales increased $153,121, a 10.9% increase, for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007.

Of this increase, $32,331 and $503,789 were due to increases in average prices of oil and gas sold, respectively. Average prices rose to $113.80 from $80.12 per bbl and to $7.72 from $5.60 per mcf for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. An additional increase of $43,925 relates to increased volumes of oil sold. Volumes of oil increased 386 bbls of oil for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. This change in volumes was due to the difference between estimated and actual oil volumes for the three months ended September 30, 2007, and was partially offset by a decrease in volumes due to normal declines in oil production.

These increases were partially offset by a decrease of $426,924 related to a decrease in volumes of gas sold. Volumes decreased 55,285 mcf of gas for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. This decrease in volumes of gas sold was due to normal declines in gas production, which in some wells was substantial.

Production taxes. Production taxes during the three month period ended September 30, 2008 increased to $136,953 from $112,443 for the three month period ended September 30, 2007. This increase was due to production tax adjustments to high cost gas wells and due to increased revenue for the three months ended September 30, 2008.

Lease operations. Lease operating expense during the three month period ended September 30, 2008 totaled $130,869 which was comparable to $129,775 for the three month period ended September 30, 2007.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three month period ended September 30, 2008 decreased to $251,684 from $325,184 for the three month period ended September 30, 2007. This decrease was due to the decline in production volumes.

Administrative and general expense. Administrative and general expense for the three month period ended September 30, 2008 decreased to $67,572 from $74,725 for the three month period ended September 30, 2007. The overall decrease was due to decreased administrative expenses allocable to the Partnership, and lower general expenses for reporting costs.

Results of Operations

For the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007:

	Nine Months Ended September 30,
	2008	2007
Oil sales	$422,411	$296,405
Barrels produced	3,839	4,736
Average price/bbl	$110.03	$62.59
Gas sales	$4,680,866	$4,959,006
Mcf produced	576,334	763,449
Average price/mcf	$8.12	$6.50

Oil and gas revenues. As shown in the table above, total oil and gas sales decreased $152,134, a 2.9% decrease, for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007.

Of this decrease, $98,698 and $1,519,710, were related to decreases in volumes of oil and gas sold, respectively. Volumes of oil and gas sold decreased 897 bbls of oil and 187,115 mcf of gas for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. These decreases in volumes of oil and gas sold were due to normal declines in production, which in some wells were substantial.

These decreases were partially offset by increases of $224,704 and $1,241,570, due to increases in the average prices of oil and gas sold, respectively. Average prices rose to $110.03 from $62.59 per bbl and to $8.12 from $6.50 per mcf for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007.

Production taxes. Production taxes during the nine month period ended September 30, 2008 decreased to $342,205 from $419,287 for the nine month period ended September 30, 2007. This decrease was due to production tax adjustments to high cost gas wells and to the decreased revenue.

Lease operations. Lease operating expense during the nine month period ended September 30, 2008 increased to $429,418 from $378,823 for the nine month period ended September 30, 2007 due to well repairs and workovers.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the nine month period ended September 30, 2008 decreased $752,870 from $1,085,709 for the nine month period ended September 30, 2007. This decrease was due to the decline in production volumes.

Administrative and general expense. Administrative and general expense for the nine month period ended September 30, 2008 totaled $218,050 which was comparable to $208,204 for the nine month period ended September 30, 2007.

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

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the nine months ended September 30, 2008, a 10% change in the price received for natural gas production would have had an approximate $468,000 impact on revenue.

3.	Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.	Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2007 annual report on internal control over financial reporting, and for the quarter ended September 30, 2008, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

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

Date: November 14, 2008

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