Form 10-Q
period 2010-03-31
MEWBOURNE ENERGY PARTNERS 04-A LP
filed 2010-05-17
CIK 1282400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 2010

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

MEWBOURNE ENERGY PARTNERS 04-A, L.P.

MEWBOURNE ENERGY PARTNERS 04-A, L.P.

Part I - Financial Information

Item 1.    Financial Statements

CONDENSED BALANCE SHEETS

March 31, 2010 and December 31, 2009

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS

Cash	$78,198	$19,143
Accounts receivable, affiliate	476,378	514,363
Prepaid state taxes	29,837	22,378

Total current assets	584,413	555,884

Oil and gas properties at cost, full-cost method	30,413,581	30,356,880
Less accumulated depreciation, depletion, amortization and impairment	(24,286,655)	(24,188,734)

	6,126,926	6,168,146

Total assets	$6,711,339	$6,724,030

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable, affiliate	$89,346	$87,752

Total current liabilities	89,346	87,752

Asset retirement obligation	431,710	427,323

Partners’ capital	6,190,283	6,208,955

Total liabilities and partners’ capital	$6,711,339	$6,724,030

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 04-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS

For the three months ended March 31, 2010 and 2009

(Unaudited)

	Three Months Ended March 31,

	2010	2009
Revenues and other income:
Oil sales	$74,305	$44,010
Gas sales	723,667	1,082,759
Interest income	23	96

Total revenues and other income	797,995	1,126,865

Expenses:
Lease operating expense	141,164	128,670
Production taxes	59,292	90,682
Administrative and general expense	33,904	48,931
Depreciation, depletion, and amortization	97,921	267,861
Cost ceiling write-down	-	4,737,908
Asset retirement obligation accretion	4,387	4,076

Total expenses	336,668	5,278,128

Net income (loss)	$461,327	$(4,151,263)

Basic and diluted net income (loss) per partner interest (30,000 interests outstanding)	$15.38	$(138.38)

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 04-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2010 and 2009

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$461,327	$(4,151,263)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	97,921	267,861
Cost ceiling write-down	-	4,737,908
Asset retirement obligation accretion	4,387	4,076
Changes in operating assets and liabilities:
Accounts receivable, affiliate	37,985	207,693
Prepaid state taxes	(7,459)	22,377
Accounts payable, affiliate	1,594	27,788

Net cash provided by operating activities	595,755	1,116,440

Cash flows from investing activities:
Proceeds from sale of oil and gas properties	-	9,924
Purchase and development of oil and gas properties	(56,701)	-

Net cash provided by (used in) investing activities	(56,701)	9,924

Cash flows from financing activities:
Cash distributions to partners	(479,999)	(831,976)

Net cash used in investing activities	(479,999)	(831,976)

Net increase in cash	59,055	294,388

Cash, beginning of period	19,143	21,032

Cash, end of period	$78,198	$315,420

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 04-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

For the three months ended March 31, 2010

(Unaudited)

Partners’ Capital

Balance at December 31, 2009	$6,208,955

Cash distributions	(479,999)

Net income	461,327

Balance at March 31, 2010	$6,190,283

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 04-A, L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.	Description of Business

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

2.	Summary of Significant Accounting Policies

Reference is hereby made to the Registrant’s Annual Report on Form 10-K for 2009, which contains a summary of significant accounting policies followed by the Partnership in the preparation of its financial statements. These policies are also followed in preparing the quarterly report included herein.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly our financial position, results of operations, cash flows and partners’ capital for the periods presented. The results of operations for the interim periods are not necessarily indicative of the final results expected for the full year.

New Accounting Pronouncements

In February 2010, FASB issued authoritative guidance which requires additional information to be disclosed principally in respect of Level 3 fair value measurements and transfers to and from Level 1 and Level 2 measurements. In addition, enhanced disclosure is required concerning inputs and valuation techniques used to determine Level 2 and Level 3 fair value measurements. The guidance is generally effective for interim and annual reporting periods beginning after December 15, 2009; however, the requirements to disclose separately purchases, sales, issuances, and settlements in the Level 3 reconciliation are effective for fiscal years beginning after December 15, 2010 (and for interim periods within such years). Early adoption is allowed. The Partnership does not anticipate any effect from this on its financial position or results of operations.

In January 2010, FASB issued Accounting Standards Update (ASU) 2010-03, “Oil and Gas Reserve Estimation and Disclosures” to provide consistency with the new SEC rules. The ASU amends existing standards to align the reserves calculation and disclosure requirements under US GAAP with the requirements in the SEC rules. The Partnership adopted the new standards effective December 31, 2009. The new standards are applied prospectively as a change in estimate.

3.	Accounting for Oil and Gas Producing Activities

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At March 31, 2010 and 2009, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. There was no cost ceiling write-down at March 31, 2010, whereas at March 31, 2010 there was a $4,737,908 cost ceiling write-down.

In January 2009, the SEC issued revisions to the natural gas and oil reporting disclosures, “Modernization of Oil and Gas Reporting, Final Rule” (the “Final Rule”). In January 2010, the Financial Accounting Standards Board (“FASB”) updated its oil and gas estimation and disclosure requirements to align its requirements with the SEC’s modernized oil and gas reporting rules. The update amends the definition of proved reserves to use the average of first-day-of-the-month prices during the twelve months preceding the end of the reporting period, adds definitions used in estimating and disclosing proved oil and natural gas quantities and expands the disclosures required for equity-method investments. The update must be applied prospectively as a change in accounting principle that is inseparable from a change in accounting estimate and is effective for entities with annual reporting periods ending on or after December 31, 2009. The Partnership adopted the new standards effective December 31, 2009.

4.	Asset Retirement Obligations

The Partnership has recognized an estimated liability for future plugging and abandonment costs. The estimated liability is based on historical experience and estimated well life. The liability is discounted using the credit-adjusted risk-free rate. Revisions to the liability could occur due to changes in well ownership interests or well plugging and abandonment costs, or if federal or state regulators enact new well restoration requirements. The Partnership recognizes accretion expense in connection with the discounted liability over the remaining life of the well.

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the three months ended March 31, 2010 and the year ended December 31, 2009 is as follows:

	March 31, 2010	December 31, 2009
Balance, beginning of period	$427,323	$411,019

Accretion expense	4,387	16,304

Balance, end of period	$431,710	$427,323

5.	Related Party Transactions

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

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $495,067 at March 31, 2010.

During the three months ended March 31, 2010, the Partnership made cash distributions to the investor partners in the amount of $479,999 as compared to $831,976 for the three months ended March 31, 2009. The Partnership expects that cash distributions will continue during 2010 as additional oil and gas revenues are sufficient to produce cash flows from operations.

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

Results of Operations

For the three months ended March 31, 2010 as compared to the three months ended March 31, 2009:

	Three Months Ended March 31,
	2010	2009
Oil sales	$74,305	$44,010

Barrels produced	995	1,166

Average price/bbl	$74.68	$37.74

Gas sales	$723,667	$1,082,759

Mcf produced	136,055	173,141

Average price/mcf	$5.32	$6.25

Oil and gas revenues. As shown in the above table, total oil and gas sales decreased by $328,797, a 29.2% decline, for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.

Of this decrease, $161,834 was due to a decrease in the average price of gas sold. The average price fell to $5.32 from $6.25 per mcf for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. Also, $12,770 and $197,258 were due to decreases in the volumes of oil and gas sold, respectively, by 171 bbls and 37,086 mcf. The decreases in volumes of oil and gas sold were primarily due to normal declines in production, which in some wells were substantial.

Those decreases were partially offset by an increase in revenue of $43,065 due to an increase in the average price of oil sold to $74.68 from $37.74 per bbl for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.

Lease operations. Lease operating expense during the three month period ended March 31, 2010 increased to $141,164 from $128,670 due to more well repairs and workovers in the three month period ended March 31, 2010.

Production taxes. Production taxes during the three month period ended March 31, 2010 decreased to $59,292 from $90,682 for the three month period ended March 31, 2009 due to lower oil and gas revenue.

Administrative and general expense. Administrative and general expense decreased to $33,904 for the three month period ended March 31, 2010 from $48,931 for the three month period ended March 31, 2009 due to decreased administrative expenses allocable to the Partnership and lower general expense for reporting and legal costs.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three month period ended March 31, 2010 decreased to $97,921 from $267,861 for the three month period ended March 31, 2009. The decrease was primarily due to the lower amortizable base as a result of the $4,737,908 cost ceiling writedown in 2009.

Cost ceiling write-down. There was no cost ceiling write-down at March 31, 2010. There was a $4,737,908 cost ceiling write-down at March 31, 2009 due to lower oil and gas prices on that date.

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

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the three months ended March 31, 2010, a 10% change in the price received for natural gas production would have had an approximate $72,000 impact on revenue.

3.	Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.    Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2009 annual report on internal control over financial reporting, and for the quarter ended March 31, 2010, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

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

Date: May 17, 2010

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