Form 10-Q
period 2010-06-30
MEWBOURNE ENERGY PARTNERS 04-A LP
filed 2010-08-16
CIK 1282400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Act).    Yes [  ]    No [X]

MEWBOURNE ENERGY PARTNERS 04-A, L.P.

MEWBOURNE ENERGY PARTNERS 04-A, L.P.

Part I - Financial Information

Item 1. Financial Statements

CONDENSED BALANCE SHEETS

June 30, 2010 and December 31, 2009

	June 30, 2010	December 31, 2009
	(Unaudited)

ASSETS

Cash	$740	$19,143
Accounts receivable, affiliate	428,666	514,363
Prepaid state taxes	32,371	22,378

Total current assets	461,777	555,884

Oil and gas properties at cost, full-cost method	30,444,952	30,356,880
Less accumulated depreciation, depletion, amortization and impairment	(24,388,665)	(24,188,734)

	6,056,287	6,168,146

Total assets	$6,518,064	$6,724,030

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable, affiliate	$117,277	$87,752

Total current liabilities	117,277	87,752

Asset retirement obligation	436,097	427,323

Partners’ capital	5,964,690	6,208,955

Total liabilities and partners’ capital	$6,518,064	$6,724,030

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 04-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS

For the three months ended June 30, 2010 and 2009 and

the six months ended June 30, 2010 and 2009

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues and other income:
Oil sales	$107,136	$69,052	$181,441	$113,062
Gas sales	584,056	451,297	1,307,723	1,534,056
Interest income	25	171	48	267

Total revenues and other income	691,217	520,520	1,489,212	1,647,385

Expenses:
Lease operating expense	119,632	113,082	260,796	241,752
Production taxes	51,862	37,144	111,154	127,826
Administrative and general expense	46,323	69,739	80,227	118,670
Depreciation, depletion, and amortization	102,010	117,064	199,931	384,925
Cost ceiling write-down	-	-	-	4,737,908
Asset retirement obligation accretion	4,387	4,076	8,774	8,152

Total expenses	324,214	341,105	660,882	5,619,233

Net income (loss)	$367,003	$179,415	$828,330	$(3,971,848)

Basic and diluted net income (loss) per partner interest (30,000 interests outstanding)	$12.23	$5.98	$27.61	$(132.39)

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 04-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2010 and 2009

(Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$828,330	$ (3,971,848)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	199,931	384,925
Cost ceiling write-down	-	4,737,908
Asset retirement obligation accretion	8,774	8,152
Changes in operating assets and liabilities:
Accounts receivable, affiliate	85,697	529,985
Prepaid state taxes	(9,993)	22,377
Accounts payable, affiliate	29,525	(109,106)

Net cash provided by operating activities	1,142,264	1,602,393

Cash flows from investing activities:
Purchase and development of oil and gas properties	(88,072)	9,826

Net cash provided by (used in) investing activities	(88,072)	9,826

Cash flows from financing activities:
Cash distributions to partners	(1,072,595)	(1,549,436)

Net cash used in investing activities	(1,072,595)	(1,549,436)

Net increase (decrease) in cash	(18,403)	62,783

Cash, beginning of period	19,143	21,032

Cash, end of period	$740	$83,815

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 04-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

For the six months ended June 30, 2010

(Unaudited)

Partners’ Capital

Balance at December 31, 2009	$6,208,955

Cash distributions	(1,072,595)

Net income	828,330

Balance at June 30, 2010	$5,964,690

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

New Accounting Pronouncements

On April 20, 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-14, “Accounting for Extractive Activities - Oil and Gas: Amendments to Paragraph 932-10-S99-1” to make the definitions in Accounting Standards Codification (ASC) 932-10-S99-1 consistent with those in the SEC Final Rule, Modernization of Oil and Gas Accounting”. The Partnership adopted the new standards effective December 31, 2009. This update had no effect on the Partnership’s financial position, results of operations or cash flows.

3.	Accounting for Oil and Gas Producing Activities

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At June 30, 2010 and 2009, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. There were no cost ceiling write-downs during the six months ended June 30, 2010. There was a cost ceiling write-down of $4,737,908 at March 31, 2009 but none at June 30, 2009.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the six months ended June 30, 2010 and the year ended December 31, 2009 is as follows:

	June 30, 2010	December 31, 2009
Balance, beginning of period	$427,323	$411,019
Accretion expense	8,774	16,304

Balance, end of period	$436,097	$427,323

4.	Related Party Transactions

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

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $344,500 at June 30, 2010.

During the six months ended June 30, 2010, the Partnership made cash distributions to the investor partners in the amount of $1,072,595 as compared to $1,549,436 for the six months ended June 30, 2009. The Partnership expects that cash distributions will continue during 2010 as additional oil and gas revenues are sufficient to produce cash flows from operations.

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

Results of Operations

For the three months ended June 30, 2010 as compared to the three months ended June 30, 2009:

	Three Months Ended June 30,
	2010	2009
Oil sales	$107,136	$69,052
Barrels produced	1,416	1,284
Average price/bbl	$75.66	$53.78

Gas sales	$584,056	$451,297
Mcf produced	144,671	149,892
Average price/mcf	$4.04	$3.01

Oil and gas revenues. As shown in the above table, total oil and gas sales increased by $170,843, a 32.8% increase, for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009.

Of this increase, $28,097 and $153,837 were due to increases in the average prices of oil and gas sold, respectively. Average prices rose to $75.66 from $53.78 per bbl and to $4.04 from $3.01 per mcf for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009. In addition, $9,987 was due to an increase in the volume of oil sold by 132 bbls.

Those increases were partially offset by a decrease in revenue of $21,078 due to a decline in the volume of gas sold. The volume sold decreased by 5,221 mcf for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009. The decrease in volume of gas sold was due to normal declines in production.

Lease operations. Lease operating expense during the three month period ended June 30, 2010 increased to $119,632 from $113,082 due to more well repairs and workovers during the three month period ended June 30, 2010 as compared to the three months ended June 30, 2009.

Production taxes. Production taxes during the three month period ended June 30, 2010 increased to $51,862 from $37,144 for the three month period ended June 30, 2009 due to higher revenue.

Administrative and general expense. Administrative and general expense for the three month period ended June 30, 2010 decreased to $46,323 from $69,739 for the three month period ended June 30, 2009. The overall decrease was due to decreased administrative expenses allocable to the Partnership for the three month period ended June 30, 2010 and lower general expenses for reporting costs.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three month period ended June 30, 2010 decreased to $102,010 from $117,064 for the three month period ended June 30, 2009 due to a lower amortizable base at June 30, 2010. The reduced amortizable base was due to the March 31, 2009 cost ceiling write-down of $4,737,908.

Results of Operations

For the six months ended June 30, 2010 as compared to the six months ended June 30, 2009:

	Six Ended June 30,
	2010	2009
Oil sales	$181,441	$113,062
Barrels produced	2,411	2,450
Average price/bbl	$75.26	$46.15

Gas sales	$1,307,723	$1,534,056
Mcf produced	280,726	323,033
Average price/mcf	$4.66	$4.75

Oil and gas revenues. As shown in the above table, total oil and gas sales decreased by $157,954, a 9.6% decline, for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009.

Of this decrease, $2,935 and $197,081 were due to decreases in the volumes of oil and gas sold by 39 bbls and 42,307 mcf, respectively. These were due to normal declines in production. Also included in this decrease was $29,252 due to a decrease in the average price of gas sold. The average price fell to $4.66 from $4.75 per mcf for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009.

Those decreases were partially offset by an increase in revenue of $71,314 due to an increase in the average price of oil sold. The average oil price rose to $75.26 from $46.15 per bbl for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009.

Lease operations. Lease operating expense during the six month period ended June 30, 2010 increased to $260,796 from $241,752 due more well repairs and workovers during the six month period ended June 30, 2010 as compared to the six months ended June 30, 2009.

Production taxes. Production taxes during the six month period ended June 30, 2010 decreased to $111,154 from $127,826 for the six month period ended June 30, 2009 due to lower revenue.

Administrative and general expense. Administrative and general expense for the six month period ended June 30, 2010 decreased to $80,227 from $118,670 for the six month period ended June 30, 2009. The overall decrease was due to decreased administrative expenses allocable to the Partnership for the six month period ended June 30, 2010 and lower general expenses for reporting costs.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the six month period ended June 30, 2010 decreased to $199,931 from $384,925 for the six month period ended June 30, 2009 due to a lower amortizable base at June 30, 2010. The reduced amortizable base was due to the March 31, 2009 cost ceiling write-down.

Cost ceiling write-down. There were no cost ceiling write-downs during the six months ended June 30, 2010. There was a cost ceiling write-down of $4,737,908 at March 31, 2009 but none at June 30, 2009. The write-down was the result of lower oil and gas prices on that date.

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

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the six months ended June 30, 2010, a 10% change in the price received for natural gas production would have had an approximate $131,000 impact on revenue.

3.	Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.   Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2009 annual report on internal control over financial reporting, and for the quarter ended June 30, 2010, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

Part II –Other Information

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

Date: August 16, 2010

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