Form 10-Q
period 2010-09-30
MEWBOURNE ENERGY PARTNERS 04-A LP
filed 2010-11-15
CIK 1282400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 2010

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

Act).     Yes [  ]    No [X]

MEWBOURNE ENERGY PARTNERS 04-A, L.P.

INDEX

Part 1 - Financial Information	Page No.

Item 1. Financial Statements

Condensed Balance Sheets - September 30, 2010 (Unaudited) and December 31, 2009	3

Condensed Statements of Operations (Unaudited) - For the three months ended September 30, 2010 and 2009 and the nine months ended September 30, 2010 and 2009	4

Condensed Statements of Cash Flows (Unaudited) - For the nine months ended September 30, 2010 and 2009	5

Condensed Statement of Changes In Partners’ Capital (Unaudited) - For the nine months ended September 30, 2010	6

Notes to Condensed Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures about Market Risk	12

Item 4. Disclosure Controls and Procedures	12

Part II - Other Information

Item 1. Legal Proceedings	13

Item 6. Exhibits and Reports on Form 8-K	13

MEWBOURNE ENERGY PARTNERS 04-A, L.P.

Part I - Financial Information

Item 1. Financial Statements

CONDENSED BALANCE SHEETS

September 30, 2010 and December 31, 2009

	September 30, 2010	December 31, 2009
	(Unaudited)

ASSETS

Cash	$10,601	$19,143
Accounts receivable, affiliate	415,155	514,363
Prepaid state taxes	34,905	22,378

Total current assets	460,661	555,884

Oil and gas properties at cost, full-cost method	30,445,689	30,356,880
Less accumulated depreciation, depletion, amortization and impairment	(24,483,690)	(24,188,734)

	5,961,999	6,168,146

Total assets	$6,422,660	$6,724,030

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable, affiliate	$114,443	$87,752

Total current liabilities	114,443	87,752

Asset retirement obligation	436,751	427,323

Partners’ capital	5,871,466	6,208,955

Total liabilities and partners’ capital	$6,422,660	$6,724,030

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 04-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS

For the three months ended September 30, 2010 and 2009 and

the nine months ended September 30, 2010 and 2009

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues and other income:
Oil sales	$104,010	$79,875	$285,451	$192,937
Gas sales	541,894	538,632	1,849,617	2,072,688
Interest income	-	20	48	287

Total revenues and other income	645,904	618,527	2,135,116	2,265,912

Expenses:
Lease operating expense	121,790	107,423	382,586	349,175
Production taxes	47,685	44,246	158,839	172,072
Administrative and general expense	35,162	14,660	115,389	133,330
Depreciation, depletion, and amortization	95,025	140,507	294,956	525,432
Cost ceiling write-down	-	-	-	4,737,908
Asset retirement obligation accretion	4,177	4,076	12,951	12,228

Total expenses	303,839	310,912	964,721	5,930,145

Net income (loss)	$342,065	$307,615	$1,170,395	$(3,664,233)

Basic and diluted net income (loss) per partner interest (30,000 interests outstanding)	$11.40	$10.25	$39.01	$(122.14)

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 04-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2010 and 2009

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$1,170,395	$ (3,664,233)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	294,956	525,432
Cost ceiling write-down	-	4,737,908
Asset retirement obligation accretion	12,951	12,228
Changes in operating assets and liabilities:
Accounts receivable, affiliate	99,208	521,686
Prepaid state taxes	(12,527)	22,377
Accounts payable, affiliate	26,691	(134,457)

Net cash provided by operating activities	1,591,674	2,020,941

Cash flows from investing activities:
Proceeds from sale of oil and gas properties	-	7,972
Purchase and development of oil and gas properties	(92,332)	-

Net cash provided by (used in) investing activities	(92,332)	7,972

Cash flows from financing activities:
Cash distributions to partners	(1,507,884)	(2,042,551)

Net cash used in investing activities	(1,507,884)	(2,042,551)

Net decrease in cash	(8,542)	(13,638)

Cash, beginning of period	19,143	21,032

Cash, end of period	$10,601	$7,394

Supplemental Cash Flow Information:
Non-cash changes to oil & gas properties related to asset retirement obligation liabilities	$(3,523)	$-

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 04-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

For the nine months ended September 30, 2010

(Unaudited)

Partners’ Capital

Balance at December 31, 2009	$6,208,955

Cash distributions	(1,507,884)

Net income	1,170,395

Balance at September 30, 2010	$5,871,466

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

3.	Accounting for Oil and Gas Producing Activities

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At September 30, 2010 and 2009, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. There were no cost ceiling write-downs during the nine months ended September 30, 2010. There was a cost ceiling write-down of $4,737,908 at March 31, 2009 but none at June 30, 2009 nor at September 30, 2009.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the nine months ended September 30, 2010 and the year ended December 31, 2009 is as follows:

	September 30, 2010	December 31, 2009
Balance, beginning of period	$427,323	$411,019
Liabilities reduced	(3,523)	-
Accretion expense	12,9515	16,304

Balance, end of period	$436,751	$427,323

5.	Related Party Transactions

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

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $346,218 at September 30, 2010.

During the nine months ended September 30, 2010, the Partnership made cash distributions to the investor partners in the amount of $1,507,884 as compared to $2,042,551 for the nine months ended September 30, 2009. The Partnership expects that cash distributions will continue during 2010 as additional oil and gas revenues are sufficient to produce cash flows from operations.

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

Results of Operations

For the three months ended September 30, 2010 as compared to the three months ended September 30, 2009:

	Three Months Ended September 30,
	2010	2009
Oil sales	$104,010	$79,875
Barrels produced	1,451	1,247
Average price/bbl	$71.68	$64.05

Gas sales	$541,894	$538,632
Mcf produced	135,140	180,892
Average price/mcf	$4.01	$2.98

Oil and gas revenues. As shown in the above table, total oil and gas sales increased by $27,397, a 4.4% increase, for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009.

Of this increase, $9,512 and $186,722 were due to increases in the average prices of oil and gas sold, respectively. Average prices rose to $71.68 from $64.05 per bbl and to $4.01 from $2.98 per mcf for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009. In addition, $14,623 was due to an increase in the volume of oil sold by 204 bbls.

Those increases were partially offset by a decrease in revenue of $183,460 due to a decline in the volume of gas sold. The volume sold decreased by 45,752 mcf for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009. The decrease in volume of gas sold was due to normal declines in production.

Lease operations. Lease operating expense during the three month period ended September 30, 2010 increased to $121,790 from $107,423 due to more well repairs and workovers during the three month period ended September 30, 2010.

Production taxes. Production taxes during the three month period ended September 30, 2010 increased to $47,685 from $44,246 for the three month period ended September 30, 2009 due to greater revenue.

Administrative and general expense. Administrative and general expense for the three month period ended September 30, 2010 increased to $35,162 from $14,660 for the three month period ended September 30, 2009. The overall increase was due to increased administrative expenses allocable to the Partnership for the three month period ended September 30, 2010 and higher general expenses for reporting costs.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three month period ended September 30, 2010 decreased to $95,025 from $140,507 for the three month period ended September 30, 2009 due to the decreased gas production volume for the three month period ended September 30, 2010.

Results of Operations

For the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009:

	Nine Months Ended September 30,
	2010	2009
Oil sales	$285,451	$192,937
Barrels produced	3,862	3,697
Average price/bbl	$73.91	$52.19

Gas sales	$1,849,617	$2,072,688
Mcf produced	415,866	503,925
Average price/mcf	$4.45	$4.11

Oil and gas revenues. As shown in the above table, total oil and gas sales decreased by $130,557, a 5.8% decline, for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009.

Of this decrease, $391,654 was due to the decrease in the volume of gas sold. The volume sold decreased by 88,059 mcf for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009. The decrease in volume of gas sold was due to normal declines in production.

This decrease was partially offset by an increase in revenue of $80,318 and $168,583 due to increases in the average prices of oil and gas sold, respectively. Average prices rose to $73.91 from $52.19 per bbl and to $4.45 from $4.11 per mcf for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009. In addition, $12,196 was due to an increase in the volume of oil sold by 165 bbls.

Lease operations. Lease operating expense during the nine month period ended September 30, 2010 increased to $382,586 from $349,175 due to more well repairs and workovers during the nine month period ended September 30, 2010.

Production taxes. Production taxes during the nine month period ended September 30, 2010 decreased to $158,839 from $172,072 for the nine month period ended September 30, 2009 due to lower revenue.

Administrative and general expense. Administrative and general expense for the nine month period ended September 30, 2010 decreased to $115,389 from $133,330 for the nine month period ended September 30, 2009. The overall decrease was due to decreased administrative expenses allocable to the Partnership for the nine month period ended September 30, 2010.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the nine month period ended September 30, 2010 decreased to $294,956 from $525,432 for the nine month period ended September 30, 2009 due to a lower amortizable base at September 30, 2010. The reduced amortizable base was due to the March 31, 2009 cost ceiling write-down.

Cost ceiling write-down. There were no cost ceiling write-downs during the nine months ended September 30, 2010. There was a cost ceiling write-down of $4,737,908 at March 31, 2009 but none at June 30, 2009 nor at September 30, 2009. The write-down was the result of lower oil and gas prices on that date.

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

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the nine months ended September 30, 2010, a 10% change in the price received for natural gas production would have had an approximate $185,000 impact on revenue.

3.	Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.   Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2009 annual report on internal control over financial reporting, and for the quarter ended September 30, 2010, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

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

Date: November 15, 2010

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