Form 10-Q
period 2012-03-31
MEWBOURNE ENERGY PARTNERS 04-A LP
filed 2012-05-15
CIK 1282400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

MEWBOURNE ENERGY PARTNERS 04-A, L.P.

MEWBOURNE ENERGY PARTNERS 04-A, L.P.

Part I – Financial Information

Item  1. Financial Statements

CONDENSED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Cash	$5,112	$16,958
Accounts receivable, affiliate	191,785	305,598
Prepaid state taxes	40,345	10,039

Total current assets	237,242	332,595

Oil and gas properties at cost, full-cost method	30,435,485	30,430,171
Less accumulated depreciation, depletion, amortization and impairment	(24,974,393)	(24,902,854)

	5,461,092	5,527,317

Total assets	$5,698,334	$5,859,912

LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable, affiliate	$104,239	$67,366
Total current liabilities	104,239	67,366

Asset retirement obligation	465,519	460,791

Partners’ capital	5,128,576	5,331,755

Total liabilities and partners’ capital	$5,698,334	$5,859,912

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 04-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2012	2011
Revenues and other income:
Oil sales	$76,815	$59,006
Gas sales	248,538	452,565
Interest income	—	4,467

Total revenues and other income	325,353	516,038

Expenses:
Lease operating expense	129,650	130,296
Production taxes	23,228	37,192
Administrative and general expense	19,749	24,088
Depreciation, depletion, and amortization	71,539	71,669
Asset retirement obligation accretion	4,728	4,650

Total expenses	248,894	267,895

Net income	$76,459	$248,143

Basic and diluted net income per partner interest (30,000 interests outstanding)	$2.55	$8.27

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 04-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2012	2011
Cash flows from operating activities:
Net income	$76,459	$248,143
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	71,539	71,669
Asset retirement obligation accretion	4,728	4,650
Changes in operating assets and liabilities:
Accounts receivable, affiliate	113,813	89,903
Prepaid state taxes	(30,306)	(2,533)
Accounts payable, affiliate	36,873	(21,574)

Net cash provided by operating activities	273,106	390,258

Cash flows from investing activities:
Purchase and development of oil and gas properties	(5,314)	(3,643)

Net cash used in investing activities	(5,314)	(3,643)

Cash flows from financing activities:
Cash distributions to partners	(279,638)	(364,999)

Net cash used in financing activities	(279,638)	(364,999)

Net increase (decrease) in cash	(11,846)	21,616

Cash, beginning of period	16,958	421

Cash, end of period	$5,112	$22,037

Supplemental Cash Flow Information:
Non-cash changes to net oil & gas properties related to asset retirement obligation liabilities	$—	$—

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 04-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

For the three months ended March 31, 2012

(Unaudited)

Partners’ Capital
Balance at December 31, 2011	$5,331,755

Cash distributions	(279,638)

Net income	76,459

Balance at March 31, 2012	$5,128,576

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

2. Summary of Significant Accounting Policies

Reference is hereby made to the Registrant’s Annual Report on Form 10-K for 2011, which contains a summary of significant accounting policies followed by the Partnership in the preparation of its financial statements. These policies are also followed in preparing the quarterly report included herein.

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

3. Accounting for Oil and Gas Producing Activities

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At March 31, 2012 and 2011, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. There were no cost ceiling write-downs for the three months ended March 31, 2012 or 2011.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the three months ended March 31, 2012 and the year ended December 31, 2011 is as follows:

	March 31, 2012	December 31, 2011
Balance, beginning of period	$460,791	$441,068
Liabilities incurred	—	3,600
Liabilities reduced due to revisions	—	(2,201)
Accretion expense	4,728	18,324

Balance, end of period	$465,519	$460,791

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

In accordance with the Partnership agreement, during any particular calendar year the total amount of administrative expenses allocated to the Partnership by MOC shall not exceed the greater of (a) 3.5% of the Partnership’s gross revenue from the sale of oil and natural gas production during each year (calculated without any deduction for operating costs or other costs and expenses) or (b) the sum of $50,000 plus .25% of the capital contributions of limited and general partners.

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

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $133,003 at March 31, 2012.

During the three months ended March 31, 2012, the Partnership made cash distributions to the investor partners in the amount of $279,638 as compared to $364,999 for the three months ended March 31, 2012. The Partnership expects that cash distributions will continue during 2012 as additional oil and gas revenues are sufficient to produce cash flows from operations.

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

Results of Operations

For the three months ended March 31, 2012 as compared to the three months ended March 31, 2011:

	Three Months Ended March 31,
	2012	2011
Oil sales	$76,815	$59,006
Barrels produced	783	664
Average price/bbl	$98.10	$88.86

Gas sales	$248,538	$452,565
Mcf produced	89,900	102,220
Average price/mcf	$2.76	$4.43

Oil and gas revenues. As shown in the above table, total oil and gas sales decreased by $186,218, a 36.4% decline, for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.

Of this decline, $169,967 was due to the decrease in the average price of gas sold to $2.76 per thousand cubic feet (mcf) for the three months ending March 31, 2012 from $4.43 for the three months ending March 31, 2011.

In addition, revenues declined by $34,060 from the decrease in the volume of gas sold by 12,320 mcf for the three months ended March 31, 2012 as compared to the three months ending March 31, 2011. The decrease in the volume of gas sold was primarily due to normal declines in production.

These decreases were partially offset by additional revenue of $6,135 from the increase in the average price of oil sold to $98.10 per barrel (bbl) for the three months ending March 31, 2012 from $88.86 for the three months ending March 31, 2011. Also partially offsetting the decreased revenue was $11,674 due to an increase in the volume of oil sold by 119 barrels (bbls).

Production taxes. Production taxes during the three month period ended March 31, 2012 decreased to $23,228 from $37,192 for the three month period ended March 31, 2011 due to lower gas revenue.

Administrative and general expense.Administrative and general expense decreased to $19,749 for the three month period ended March 31, 2012 from $24,088 for the three month period ended March 31, 2011 due to decreased administrative expenses allocable to the Partnership and lower general expense for reporting and legal costs.

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

2. Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the three months ended March 31, 2012, a 10% change in the price received for oil and gas production would have had an approximate $33,000 impact on revenue.

3. Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4. Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2011 annual report on internal control over financial reporting, and for the quarter ended March 31, 2012, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

From time to time, the Registrant may be a party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, the Partnership does not expect these matters to have a material effect on its financial position or results of operations.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits filed herewith.

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101	The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Cash Flows, (iv) the Condensed Statement of Changes in Partners’ Capital and (v) related notes.

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mewbourne Energy Partners 04-A, L.P.

By:	Mewbourne Development Corporation Managing General Partner

Date: May 15, 2012

By:	/s/ Alan Clark
Alan Clark, Treasurer and Controller

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101	The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Cash Flows, (iv) the Condensed Statement of Changes in Partners’ Capital and (v) related notes.