Form 10-Q
period 2012-09-30
MEWBOURNE ENERGY PARTNERS 04-A LP
filed 2012-11-14
CIK 1282400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
OR

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

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

MEWBOURNE ENERGY PARTNERS 04-A, L.P.

INDEX

Part 1 - Financial Information	Page No.

Item 1. Financial Statements

Condensed Balance Sheets -
September 30, 2012 (Unaudited) and December 31, 2011	3

Condensed Statements of Operations (Unaudited) -
For the three months ended September 30, 2012 and 2011
and the nine months months ended September 30, 2012 and 2011	4

Condensed Statements of Cash Flows (Unaudited) -
For the nine months ended September 30, 2012 and 2011	5

Condensed Statement of Changes In Partners' Capital (Unaudited) -
For the nine months ended September 30, 2012	6

Notes to Condensed Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures about Market Risk	12

Item 4. Disclosure Controls and Procedures	12

Part II - Other Information

Item 1. Legal Proceedings	13

Item 6. Exhibits and Reports on Form 8-K	13

MEWBOURNE ENERGY PARTNERS 04-A, L.P.

Part I - Financial Information

Item 1. Financial Statements
CONDENSED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS

Cash	$54,130	$16,958
Accounts receivable, affiliate	272,922	305,598
Prepaid state taxes	5,068	10,039
Total current assets	332,120	332,595

Oil and gas properties at cost, full-cost method	30,455,904	30,430,171
Less accumulated depreciation, depletion,
amortization and impairment	(25,157,677)	(24,902,854)
	5,298,227	5,527,317

Total assets	$5,630,347	$5,859,912

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable, affiliate	$61,781	$67,366
Total current liabilities	61,781	67,366

Asset retirement obligation	474,975	460,791

Partners' capital	5,093,591	5,331,755

Total liabilities and partners' capital	$5,630,347	$5,859,912

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 04-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues and other income:
Oil sales	$99,157	$105,168	$306,118	$267,377
Gas sales	282,438	475,540	792,802	1,451,301
Interest income	—	—	—	4,467
Total revenues and other income	381,595	580,708	1,098,920	1,723,145

Expenses:
Lease operating expense	106,327	115,386	360,175	372,628
Production taxes	28,491	43,561	79,383	127,538
Administrative and general expense	20,472	29,673	68,536	90,386
Depreciation, depletion, and amortization	88,245	84,629	254,823	246,082
Asset retirement obligation accretion	4,728	4,608	14,184	13,824
Total expenses	248,263	277,857	777,101	850,458

Net income	$133,332	$302,851	$321,819	$872,687

Basic and diluted net income per
partner interest
(30,000 interests outstanding)	$4.44	$10.10	$10.73	$29.09

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 04-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the
	Nine Months Ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net income	$321,819	$872,687
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, depletion, and amortization	254,823	246,082
Asset retirement obligation accretion	14,184	13,824
Changes in operating assets and liabilities:
Accounts receivable, affiliate	32,676	21,646
Prepaid state taxes	4,971	(8,245)
Accounts payable, affiliate	(5,585)	(9,980)
Net cash provided by operating activities	622,888	1,136,014

Cash flows from investing activities:
Purchase and development of oil and gas properties	(25,733)	(5,554)
Net cash used in investing activities	(25,733)	(5,554)

Cash flows from financing activities:
Cash distributions to partners	(559,983)	(1,090,344)
Net cash used in financing activities	(559,983)	(1,090,344)

Net increase in cash	37,172	40,116
Cash, beginning of period	16,958	421

Cash, end of period	$54,130	$40,537

Supplemental Cash Flow Information:
Non-cash changes to net oil & gas properties related to
asset retirement obligation liabilities	$—	$(2,201)

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 04-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
For the nine months ended September 30, 2012
(Unaudited)

Partners' Capital

Balance at December 31, 2011	$5,331,755

Cash distributions	(559,983)

Net income	321,819

Balance at September 30, 2012	$5,093,591

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

3.           Accounting for Oil and Gas Producing Activities

The Partnership follows the full-cost method of accounting for its oil and gas activities.  Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized.  Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties.  At September 30, 2012 and 2011, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool.  Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves.  Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. There were no cost ceiling write-downs for the nine months ended September 30, 2012 or 2011.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the nine months ended September 30, 2012 and the year ended December 31, 2011 is as follows:

	September 30,	December 31,
	2012	2011
Balance, beginning of period	$460,791	$441,068
Liabilities incurred	—	3,600
Liabilities reduced due to revisions	—	(2,201)
Accretion expense	14,184	18,324
Balance, end of period	$474,975	$460,791

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

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities.  No bank borrowing is anticipated.  The Partnership had net working capital of $270,339 at September 30, 2012.

During the nine months ended September 30, 2012, the Partnership made cash distributions to the investor partners in the amount of $559,983 as compared to $1,090,344 for the nine months ended September 30, 2011.  The Partnership expects that cash distributions will continue during 2012 as additional oil and gas revenues are sufficient to produce cash flows from operations.

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

Results of Operations

For the three months ended September 30, 2012 as compared to the three months ended September 30, 2011:

	Three Months Ended September 30,
	2012	2011
Oil sales	$99,157	$105,168
Barrels produced	1,127	1,236
Average price/bbl	$87.98	$85.09

Gas sales	$282,438	$475,540
Mcf produced	100,982	108,071
Average price/mcf	$2.80	$4.40

Oil and gas revenues.  As shown in the above table, total oil and gas sales decreased by $199,113, a 34.3% decline, for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011.

Of this decrease, $173,275 was from a decline in the average price of gas sold. The average price fell to $2.80 from $4.40 per thousand cubic feet (mcf) for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011.

Also contributing to the decrease in revenue were $9,590 and $19,827 due to decreases in the volumes of oil and gas sold, respectively. The volumes sold decreased by 109 barrels (bbls) and 7,089 mcf for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. The decreases in volumes were primarily due to normal declines in production, which in some wells were substantial.

These decreases were slightly offset by $3,579 from an increase in the average price of oil sold. The average price rose to $87.98 from $85.09 per bbl for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011.

Lease operations.  Lease operating expense during the three month period ended September 30, 2012 decreased to $106,327 from $115,386 for the three month period ended September 30, 2011 due to fewer well repairs and workovers.

Production taxes.  Production taxes during the three month period ended September 30, 2012 decreased to $28,491 from $43,561 for the three month period ended September 30, 2011 due to lower overall oil and gas revenue.

Administrative and general expense.  Administrative and general expense decreased to $20,472 for the three month period ended September 30, 2012 from $29,673 for the three month period ended September 30, 2011 due to decreased administrative expenses allocable to the Partnership and lower general expense for reporting and legal costs.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization for the three month period ended September 30, 2012 increased to $88,245 from $84,629 for the three month period ended September 30, 2011 due to an increase in the depreciation, depletion and amortization rate in 2012. This rate increase resulted from a decline in the reserves in 2012 due to lower prices.

Results of Operations

For the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011:

	Nine Months Ended September 30,
	2012	2011
Oil sales	$306,118	$267,377
Barrels produced	3,387	2,941
Average price/bbl	$90.38	$90.91

Gas sales	$792,802	$1,451,301
Mcf produced	303,483	330,703
Average price/mcf	$2.61	$4.39

Oil and gas revenues.  As shown in the above table, total oil and gas sales decreased by $619,758, a 36.1% decline, for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011.

Of this decline, $1,569 and $587,391 were due to decreases in the average prices of oil and gas sold, respectively. The average price fell to $90.38 from $90.91 per barrel (bbl) and to $2.61 from $4.39 per thousand cubic feet (mcf) for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011.

Also contributing to the decline in sales was $71,108 due to a decrease in the volume of gas sold by 27,220 mcf. The decrease in volume sold was primarily due to normal declines in production.

These decreases were partially offset by additional revenue of $40,310 from an increase in the volume of oil sold by 446 bbls. The increase in volume was primarily due to a farmout in a well which paid at the end of 2011. Now that this well has been paid out, the Partnership will have an increased interest in the production and revenue of the well in the future.

Lease operations.  Lease operating expense during the nine month period ended September 30, 2012 decreased to $360,175 from $372,628 for the nine month period ended September 30, 2011 due to fewer well repairs and workovers.

Production taxes.  Production taxes during the nine month period ended September 30, 2012 decreased to $79,383 from $127,538 for the nine month period ended September 30, 2011 due to lower overall oil and gas revenue.

Administrative and general expense.  Administrative and general expense decreased to $68,536 for the nine month period ended September 30, 2012 from $90,386 for the nine month period ended September 30, 2011 due to decreased administrative expenses allocable to the Partnership and lower general expense for reporting and legal costs.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization for the nine month period ended September 30, 2012 increased to $254,823 from $246,082 for the nine month period ended September 30, 2011 due to an increase in the depreciation, depletion and amortization rate in 2012. This rate increase resulted from a decline in the reserves in 2012 due to lower prices.

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

2.    Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes.  The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the nine months ended September 30, 2012, a 10% change in the price received for oil and gas production would have had an approximate $110,000 impact on revenue.

3.    Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.           Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition.  MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management.  Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2011 annual report on internal control over financial reporting, and for the quarter ended September 30, 2012, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

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

31.1           Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2           Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1           Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2           Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101
The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Cash Flows, (iv) the Condensed Statement of Changes in Partners’ Capital and (v) related notes.

(b)           Reports on Form 8-K
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.o.

Mewbourne Energy Partners 04-A, L.P.

By:	Mewbourne Development Corporation
Managing General Partner

Date: November 14, 2012	By:	/s/Alan Clark
Alan Clark, Treasurer and Controller

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101
The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Cash Flows, (iv) the Condensed Statement of Changes in Partners’ Capital and (v) related notes.