Form 10-Q
period 2013-03-31
MEWBOURNE ENERGY PARTNERS 04-A LP
filed 2013-05-15
CIK 1282400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

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

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

MEWBOURNE ENERGY PARTNERS 04-A, L.P.

INDEX

Part 1 - Financial Information	Page No.

Item 1. Financial Statements

Condensed Balance Sheets -
March 31, 2013 (Unaudited) and December 31, 2012	3

Condensed Statements of Operations (Unaudited) -
For the three months ended March 31, 2013 and 2012	4

Condensed Statement of Changes In Partners' Capital (Unaudited) -
For the three months ended March 31, 2013	5

Condensed Statements of Cash Flows (Unaudited) -
For the three months ended March 31, 2013 and 2012	6

Notes to Condensed Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures about Market Risk	11

Item 4. Disclosure Controls and Procedures	11

Part II - Other Information

Item 1. Legal Proceedings	12

Item 6. Exhibits and Reports on Form 8-K	12

MEWBOURNE ENERGY PARTNERS 04-A, L.P.

Part I - Financial Information

Item 1. Financial Statements
CONDENSED BALANCE SHEETS
	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS

Cash	$45,969	$61,879
Accounts receivable, affiliate	236,009	265,177
Prepaid state taxes	10,134	7,601
Total current assets	292,112	334,657

Oil and gas properties at cost, full-cost method	30,467,609	30,460,199
Less accumulated depreciation, depletion,
amortization and impairment	(25,313,153)	(25,241,170)
	5,154,456	5,219,029

Total assets	$5,446,568	$5,553,686

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable, affiliate	$99,028	$73,260
Total current liabilities	99,028	73,260

Asset retirement obligation	488,866	483,733

Partners' capital	4,858,674	4,996,693

Total liabilities and partners' capital	$5,446,568	$5,553,686

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 04-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the
	Three Months Ended
	March 31,
	2013	2012
Revenues:
Oil sales	$88,537	$76,815
Gas sales	285,185	248,538
Total revenues	373,722	325,353

Expenses:
Lease operating expense	118,329	129,650
Production taxes	26,544	23,228
Administrative and general expense	22,640	19,749
Depreciation, depletion, and amortization	71,983	71,539
Asset retirement obligation accretion	5,133	4,728
Total expenses	244,629	248,894

Net income	$129,093	$76,459

Basic and diluted net income per
partner interest
(30,000 interests outstanding)	$4.30	$2.55

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 04-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
For the three months ended March 31, 2013
(Unaudited)

Partners’ Capital

Balance at December 31, 2012	$4,996,693

Cash distributions	(267,112)

Net income	129,093

Balance at March 31, 2013	$4,858,674

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 04-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net income	$129,093	$76,459
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, depletion, and amortization	71,983	71,539
Asset retirement obligation accretion	5,133	4,728
Changes in operating assets and liabilities:
Accounts receivable, affiliate	29,168	113,813
Prepaid state taxes	(2,533)	(30,306)
Accounts payable, affiliate	25,768	36,873
Net cash provided by operating activities	258,612	273,106

Cash flows from investing activities:
Purchase and development of oil and gas properties	(7,410)	(5,314)
Net cash used in investing activities	(7,410)	(5,314)

Cash flows from financing activities:
Cash distributions to partners	(267,112)	(279,638)
Net cash used in financing activities	(267,112)	(279,638)

Net decrease in cash	(15,910)	(11,846)
Cash, beginning of period	61,879	16,958

Cash, end of period	$45,969	$5,112

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

2.           Summary of Significant Accounting Policies

Reference is hereby made to the Registrant’s Annual Report on Form 10-K for 2012, which contains a summary of significant accounting policies followed by the Partnership in the preparation of its financial statements.  These policies are also followed in preparing the quarterly report included herein.

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

3.           Accounting for Oil and Gas Producing Activities

The Partnership follows the full-cost method of accounting for its oil and gas activities.  Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized.  Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties.  At March 31, 2013 and 2012, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool.  Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves.  Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. There were no cost ceiling write-downs for the three months ended March 31, 2013 or 2012.

4.           Asset Retirement Obligations

The Partnership has recognized an estimated asset retirement obligation liability (ARO) for future plugging and abandonment costs. A liability for the estimated fair value of the future plugging and abandonment costs is recorded with a corresponding increase in the full cost pool at the time a new well is drilled.  Depreciation expense associated with estimated plugging and abandonment costs is recognized in accordance with the full cost methodology.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the three months ended March 31, 2013 and the year ended December 31, 2012 is as follows:

	March 31,	December 31,
	2013	2012
Balance, beginning of period	$483,733	$460,791
Liabilities incurred	—	4,016
Accretion expense	5,133	18,926
Balance, end of period	$488,866	$483,733

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

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities.  No bank borrowing is anticipated.  The Partnership had net working capital of $193,084 at March 31, 2013.

During the three months ended March 31, 2013, the Partnership made cash distributions to the investor partners in the amount of $267,112 as compared to $279,638 for the three months ended March 31, 2012.  The Partnership expects that cash distributions will continue during 2013 as additional oil and gas revenues are sufficient to produce cash flows from operations.

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

Results of Operations

For the three months ended March 31, 2013 as compared to the three months ended March 31, 2012:

	Three Months Ended March 31,
	2013	2012
Oil sales	$88,537	$76,815
Barrels produced	1,043	783
Average price/bbl	$84.89	$98.10

Gas sales	$285,185	$248,538
Mcf produced	83,069	89,900
Average price/mcf	$3.43	$2.76

Oil and gas revenues.  As shown in the above table, total oil and gas sales increased by $48,369, a 14.9% rise, for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012.

Of this increase, $22,071 was due to an increase in the volume of oil sold. The volume sold increased by 260 barrels (bbls) for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. Also contributing to the overall increased revenue was $60,099 due an increase in the average price of gas sold. This rose to $3.43 from $2.76 per thousand cubic feet (mcf) for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012.

Partially offsetting the overall increased revenue was a decrease of $10,349 due to a decline in the average price of oil sold. The average price fell to $84.89 from $98.10 per bbl for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. Also partially offsetting the overall increased revenue by $23,452 was a decrease in the volume of gas sold. The volume fell by 6,831 mcf in the three months ended March 31, 2013 as compared to the three months ended March 31, 2012.

Lease operations.  Lease operating expense during the three month period ended March 31, 2013 decreased to $118,329 from $129,650 for the three month period ended March 31, 2012 due to fewer well repairs and workovers.

Production taxes.  Production taxes during the three month period ended March 31, 2013 increased to $26,544 from $23,228 for the three month period ended March 31, 2012 due to higher overall oil and gas revenue.

Administrative and general expense.  Administrative and general expense increased to $22,640 for the three month period ended March 31, 2013 from $19,749 for the three month period ended March 31, 2012 due to higher general expense for reporting and legal costs.

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

2.    Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes.  The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the three months ended March 31, 2013, a 10% change in the price received for oil and gas production would have had an approximate $37,000 impact on revenue.

3.    Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.           Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition.  MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management.  Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2012 annual report on internal control over financial reporting, and for the quarter ended March 31, 2013, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

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

101
The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Cash Flows, (iv) the Condensed Statement of Changes in Partners’ Capital and (v) related notes.

(b)	Reports on Form 8-K
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mewbourne Energy Partners 04-A, L.P.

By:	Mewbourne Development Corporation
Managing General Partner

Date: May 15, 2013	By:	/s/Alan Clark
Alan Clark, Treasurer and Controller

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101
The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Cash Flows, (iv) the Condensed Statement of Changes in Partners’ Capital and (v) related notes.