Form 10-Q
period 2013-06-30
MEWBOURNE ENERGY PARTNERS 04-A LP
filed 2013-08-14
CIK 1282400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

MEWBOURNE ENERGY PARTNERS 04-A, L.P.

INDEX

Part 1 - Financial Information	Page No.

Item 1. Financial Statements

Condensed Balance Sheets -
June 30, 2013 (Unaudited) and December 31, 2012	3

Condensed Statements of Operations (Unaudited) -
For the three months ended June 30, 2013 and 2012
and the six months months ended June 30, 2013 and 2012	4

Condensed Statement of Changes In Partners' Capital (Unaudited) -
For the six months ended June 30, 2013	5

Condensed Statements of Cash Flows (Unaudited) -
For the six months ended June 30, 2013 and 2012	6

Notes to Condensed Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures about Market Risk	12

Item 4. Disclosure Controls and Procedures	12

Part II - Other Information

Item 1. Legal Proceedings	13

Item 6. Exhibits and Reports on Form 8-K	13

MEWBOURNE ENERGY PARTNERS 04-A, L.P.

Part I - Financial Information

Item 1. Financial Statements
CONDENSED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS

Cash	$2,847	$61,879
Accounts receivable, affiliate	271,318	265,177
Prepaid state taxes	11,638	7,601
Total current assets	285,803	334,657

Oil and gas properties at cost, full-cost method	30,467,609	30,460,199
Less accumulated depreciation, depletion,
amortization and impairment	(25,383,923)	(25,241,170)
	5,083,686	5,219,029

Total assets	$5,369,489	$5,553,686

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable, affiliate	$67,981	$73,260
Total current liabilities	67,981	73,260

Asset retirement obligation	493,999	483,733

Partners' capital	4,807,509	4,996,693

Total liabilities and partners' capital	$5,369,489	$5,553,686

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 04-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues:
Oil sales	$108,218	$130,146	$196,755	$206,961
Gas sales	337,166	261,826	622,351	510,364
Total revenues	445,384	391,972	819,106	717,325

Expenses:
Lease operating expense	122,742	124,198	241,071	253,848
Production taxes	30,801	27,664	57,345	50,892
Administrative and general expense	27,103	28,315	49,743	48,064
Depreciation, depletion, and amortization	70,770	95,039	142,753	166,578
Asset retirement obligation accretion	5,133	4,728	10,266	9,456
Total expenses	256,549	279,944	501,178	528,838

Net income	$188,835	$112,028	$317,928	$188,487

Basic and diluted net income per
partner interest
(30,000 interests outstanding)	$6.29	$3.73	$10.60	$6.28

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 04-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
For the six months ended June 30, 2013
(Unaudited)

Partners' Capital

Balance at December 31, 2012	$4,996,693

Cash distributions	(507,112)

Net income	317,928

Balance at June 30, 2013	$4,807,509

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 04-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2013	2012
Cash flows from operating activities:
Net income	$317,928	$188,487
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, depletion, and amortization	142,753	166,578
Cost ceiling write-down	—	—
Asset retirement obligation accretion	10,266	9,456
Changes in operating assets and liabilities:
Accounts receivable, affiliate	(6,141)	51,017
Prepaid state taxes	(4,037)	7,505
Accounts payable, affiliate	(5,279)	12,376
Net cash provided by operating activities	455,490	435,419

Cash flows from investing activities:
Purchase and development of oil and gas properties	(7,410)	(23,321)
Net cash used in investing activities	(7,410)	(23,321)

Cash flows from financing activities:
Cash distributions to partners	(507,112)	(424,983)
Net cash used in financing activities	(507,112)	(424,983)

Net decrease in cash	(59,032)	(12,885)
Cash, beginning of period	61,879	16,958

Cash, end of period	$2,847	$4,073

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

3.           Accounting for Oil and Gas Producing Activities

The Partnership follows the full-cost method of accounting for its oil and gas activities.  Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized.  Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties.  At June 30, 2013 and 2012, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool.  Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves.  Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. There were no cost ceiling write-downs for the six months ended June 30, 2013 or 2012.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the six months ended June 30, 2013 and the year ended December 31, 2012 is as follows:

	June 30,	December 31,
	2013	2012
Balance, beginning of period	$483,733	$460,791
Liabilities incurred	—	4,016
Accretion expense	10,266	18,926
Balance, end of period	$493,999	$483,733

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

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities.  No bank borrowing is anticipated.  The Partnership had net working capital of $217,822 at June 30, 2013.

During the six months ended June 30, 2013, the Partnership made cash distributions to the investor partners in the amount of $507,112 as compared to $424,983 for the six months ended June 30, 2012.  The Partnership expects that cash distributions will continue during 2013 as additional oil and gas revenues are sufficient to produce cash flows from operations.

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

Results of Operations

For the three months ended June 30, 2013 as compared to the three months ended June 30, 2012:

	Three Months Ended June 30,
	2013	2012
Oil sales	$108,218	$130,146
Barrels produced	1,183	1,477
Average price/bbl	$91.48	$88.12

Gas sales	$337,166	$261,826
Mcf produced	80,529	112,601
Average price/mcf	$4.19	$2.33

Oil and gas revenues.  As shown in the above table, total oil and gas sales increased by $53,412, a 13.6% rise, for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012.

Of this increase, $4,966 and $209,622 were due to increases in the average prices of oil and gas sold, respectively. The average price rose to $91.48 from $88.12 per barrel (bbl) and to $4.19 from $2.33 per thousand cubic feet (mcf) for the for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012.

Partially offsetting the overall increased revenue were $26,894 and $134,282 due to decreases in the volume of oil and gas sold, respectively. The volume fell by 294 bbls and 32,072 mcf in the three months ended June 30, 2013 as compared to the three months ended June 30, 2012.

Production taxes.  Production taxes during the three month period ended June 30, 2013 increased to $30,801 from $27,664 for the three month period ended June 30, 2012 due to higher overall oil and gas revenue.

Administrative and general expense.  Administrative and general expense decreased to $27,103 for the three month period ended June 30, 2013 from $28,315 for the three month period ended June 30, 2012 due to lower general expense for reporting and legal costs.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization for the three month period ended June 30, 2013 decreased to $70,770 from $95,039 for the three month period ended June 30, 2012 due to the decreased production volumes for the three month period ended June 30, 2013.

Results of Operations

For the six months ended June 30, 2013 as compared to the six months ended June 30, 2012

	Six Months Ended June 30,
	2013	2012
Oil sales	$196,755	$206,961
Barrels produced	2,226	2,260
Average price/bbl	$88.39	$91.58

Gas sales	$622,351	$510,364
Mcf produced	163,598	202,501
Average price/mcf	$3.80	$2.52

Oil and gas revenues.  As shown in the above table, total oil and gas sales increased by $101,781, a 14.2.0% rise, for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.

Of this increase, $259,980 was due to an increase in the average price of gas sold. The average price rose to $3.80 from $2.52 per thousand cubic feet (mcf) for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.

This increase was partially offset by decreases of $3,005 and $147,993 in the volume of oil and gas sold, respectively. The volume fell by 34 bbls and 38,903 mcf in the three months ended June 30, 2013 as compared to the three months ended June 30, 2012.

Also partially offsetting the rise in sales was $7,201 due to a decrease in the average price of oil sold.  The average price of oil fell to $88.39 from $91.58 for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.

Lease operations.  Lease operating expense during the six month period ended June 30, 2013 decreased to $241,071 from $253,848 for the six month period ended June 30, 2012 due to fewer well repairs and workovers.

Production taxes.  Production taxes during the six month period ended June 30, 2013 increased to $57,345 from $50,892 for the six month period ended June 30, 2012 due to higher gas revenue.

Administrative and general expense.  Administrative and general expense increased to $49,743 for the six month period ended June 30, 2013 from $48,064 for the six month period ended June 30, 2012 due to increased general expense for reporting and legal costs.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization for the six month period ended June 30, 2013 decreased to $142,753 from $166,578 for the six month period ended June 30, 2012 due to the decreased production volumes for the six month period ended June 30, 2013.

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

2.    Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes.  The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the six months ended June 30, 2013, a 10% change in the price received for oil and gas production would have had an approximate $82,000 impact on revenue.

3.    Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.           Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition.  MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management.  Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2012 annual report on internal control over financial reporting, and for the quarter ended June 30, 2013, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

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

101
The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Cash Flows, (iv) the Condensed Statement of Changes in Partners’ Capital and (v) related notes.

(b)	Reports on Form 8-K
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mewbourne Energy Partners 04-A, L.P.

By:	Mewbourne Development Corporation
Managing General Partner

Date: August 14, 2013	By:	/s/Alan Clark
Alan Clark, Treasurer and Controller

INDEX TO EXHIBITS

EXHIBIT
NUMBER           DESCRIPTION

31.1                      Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2                      Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1                      Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2                      Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101
The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Cash Flows, (iv) the Condensed Statement of Changes in Partners’ Capital and (v) related notes.