Form 10-Q
period 2015-06-30
MEWBOURNE ENERGY PARTNERS 04-A LP
filed 2015-08-14
CIK 1282400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Yes ☐   No ☒

MEWBOURNE ENERGY PARTNERS 04-A, L.P.

INDEX

Part 1 – Financial Information	Page No.

Item 1. Financial Statements

Condensed Balance Sheets –
June 30, 2015 (Unaudited) and December 31, 2014	3

Condensed Statements of Operations (Unaudited) –
For the three months ended June 30, 2015 and 2014	4
and the six months ended June 30, 2015 and 2014

Condensed Statement of Changes In Partners' Capital (Unaudited) –
For the six months ended June 30, 2015	5

Condensed Statements of Cash Flows (Unaudited) –
For the six months ended June 30, 2015 and 2014	6

Notes to Condensed Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures about Market Risk	12

Item 4. Disclosure Controls and Procedures	12

Part II – Other Information

Item 1. Legal Proceedings	13

Item 6. Exhibits and Reports on Form 8-K	13

MEWBOURNE ENERGY PARTNERS 04-A, L.P.

Part I - Financial Information

Item 1.  Financial Statements

CONDENSED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS

Cash	$3,518	$3,022
Accounts receivable, affiliate	122,113	210,521
Prepaid state taxes	8,352	4,512
Total current assets	133,983	218,055

Oil and gas properties at cost, full-cost method	30,502,388	30,479,077
Less accumulated depreciation, depletion,
amortization and impairment	(25,998,357)	(25,801,988)
	4,504,031	4,677,089

Total assets	$4,638,014	$4,895,144

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable, affiliate	$88,808	$60,924
Total current liabilities	88,808	60,924

Asset retirement obligation	534,085	522,447

Partners' capital	4,015,121	4,311,773

Total liabilities and partners' capital	$4,638,014	$4,895,144

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 04-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues:
Oil sales	$39,793	$113,881	$67,910	$176,744
Gas sales	162,824	494,644	307,130	814,630
Total revenues	202,617	608,525	375,040	991,374

Expenses:
Lease operating expense	114,598	96,959	267,851	221,276
Production taxes	13,825	44,564	25,848	69,389
Administrative and general expense	24,726	35,864	42,101	50,207
Depreciation, depletion, and amortization	74,246	102,484	127,425	150,015
Cost ceiling write-down	68,944	—	68,944	—
Asset retirement obligation accretion	5,819	5,411	11,638	10,822
Total expenses	302,158	285,282	543,807	501,709

Net income (loss)	$(99,541)	$323,243	$(168,767)	$489,665

The accompanying notes are an integral part of the financial statements.

4

MEWBOURNE ENERGY PARTNERS 04-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS' CAPITAL

For the six months ended June 30, 2015

(Unaudited)

Partners' Capital

Balance at December 31, 2014	$4,311,773

Cash distributions	(127,885)

Net loss	(168,767)

Balance at June 30, 2015	$4,015,121

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 04-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(168,767)	$489,665
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation, depletion, and amortization	127,425	150,015
Cost ceiling write-down	68,944	—
Asset retirement obligation accretion	11,638	10,822
Changes in operating assets and liabilities:
Accounts receivable, affiliate	88,408	(126,039)
Prepaid state taxes	(3,840)	(3,007)
Accounts payable, affiliate	27,884	11,556
Net cash provided by operating activities	151,692	533,012

Cash flows from investing activities:
Purchase and development of oil and gas properties	(23,311)	(14,050)
Net cash used in investing activities	(23,311)	(14,050)

Cash flows from financing activities:
Cash distributions to partners	(127,885)	(520,729)
Net cash used in financing activities	(127,885)	(520,729)

Net increase (decrease) in cash	496	(1,767)
Cash, beginning of period	3,022	5,596

Cash, end of period	$3,518	$3,829

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

3. Accounting for Oil and Gas Producing Activities

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At June 30, 2015 and 2014, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. There was a cost ceiling write-down of $68,944 for the three and six months ended June 30, 2015 due to lower average oil and gas prices for the twelve months preceding the write-down. Future declines in the 12-month average of oil, condensate, natural gas and NGLs prices could result in the recognition of additional ceiling impairments in 2015.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the six months ended June 30, 2015 and the year ended December 31, 2014 is as follows:

	2015	2014
Balance, beginning of period	$522,447	$500,803
Accretion expense	11,638	21,644
Balance, end of period	$534,085	$522,447

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

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $45,175 at June 30, 2015.

During the six months ended June 30, 2015, the Partnership made cash distributions to the investor partners in the amount of $127,885 as compared to $520,729 for the six months ended June 30, 2014. The Partnership expects that cash distributions will continue during 2015 as additional oil and gas revenues are sufficient to produce cash flows from operations. Since inception, the Partnership has made distributions of $40,590,563, inclusive of state tax payments.

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

Results of Operations

For the three months ended June 30, 2015 as compared to the three months ended June 30, 2014:

	Three Months Ended June 30,
	2015	2014
Oil sales	$39,793	$113,881
Barrels produced	821	1,180
Average price/bbl	$48.47	$96.51

Gas sales	$162,824	$494,644
Mcf produced	71,165	114,515
Average price/mcf	$2.29	$4.32

Oil and gas revenues. As shown in the above table, total oil and gas sales decreased by $405,908, a 66.7% decline, for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014.

Of this decline, $56,688 and $232,636 were due to decreases in the average prices of oil and gas sold, respectively. The average price fell to $48.47 from $96.51 per barrel (bbl) and to $2.29 from $4.32 per thousand cubic feet (mcf) for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014.

Also contributing to the decline in sales were $17,400 and $99,184 due to lower volumes of oil and gas sold, respectively, by 359 bbls and 43,350 mcf.

Lease operations. Lease operating expense during the three month period ended June 30, 2015 increased to $114,598 from $96,959 for the three month period ended June 30, 2014 due to more well repairs and workovers.

Production taxes. Production taxes during the three month period ended June 30, 2015 decreased to $13,825 from $44,564 for the three month period ended June 30, 2014. This was due to lower overall oil and gas revenue for the three month period ended June 30, 2015.

Administrative and general expense. Administrative and general expense for the three month period ended June 30, 2015 fell to $24,726 from $35,864 for the three month period ended June 30, 2014 due to decreased administrative expenses allocable to the Partnership.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three months ended June 30, 2015 decreased to $74,246 from $102,484 for the three months ended June 30, 2014. This was due to the overall decrease in oil and gas production.

Cost ceiling write-down. There was a cost ceiling write-down of $68,944 for the three months ended June 30, 2015. This was due to lower average oil and gas prices for the twelve months preceding the write-down. There was no cost ceiling write-down for the three months ended June 30, 2014.

Results of Operations

For the six months ended June 30, 2015 as compared to the six months ended June 30, 2014:

	Six Months Ended June 30,
	2015	2014
Oil sales	$67,910	$176,744
Barrels produced	1,469	1,859
Average price/bbl	$46.23	$95.07

Gas sales	$307,130	$814,630
Mcf produced	129,193	167,572
Average price/mcf	$2.38	$4.86

Oil and gas revenues. As shown in the above table, total oil and gas sales decreased by $616,334, a 62.2% decline, for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014.

Of this decline, $90,805 and $416,262 were due to decreases in the average prices of oil and gas sold, respectively. The average price fell to $46.23 from $95.07 per barrel (bbl) and to $2.38 from $4.86 per thousand cubic feet (mcf) for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014.

Also contributing to the decline in sales were $18,029 and $91,238 due to lower volumes of oil and gas sold, respectively, by 390 bbls and 38,379 mcf.

Lease operations. Lease operating expense during the six month period ended June 30, 2015 increased to $267,851 from $221,276 for the six month period ended June 30, 2014 due to more well repairs and workovers.

Production taxes. Production taxes during the six month period ended June 30, 2015 decreased to $25,848 from $69,389 for the six month period ended June 30, 2014. This was due to lower overall oil and gas revenue for the six month period ended June 30, 2015.

Administrative and general expense. Administrative and general expense for the six month period ended June 30, 2015 fell to $42,101 from $50,207 for the six month period ended June 30, 2014 due to decreased administrative expenses allocable to the Partnership.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the six months ended June 30, 2015 decreased to $127,425 from $150,015 for the six months ended June 30, 2014. This was due to the overall decrease in oil and gas production.

Cost ceiling write-down. There was a cost ceiling write-down of $68,944 for the six months ended June 30, 2015. This was due to lower average oil and gas prices for the twelve months preceding the write-down. There was no cost ceiling write-down for the six months ended June 30, 2014.

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

2. Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes.  The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the six months ended June 30, 2015, a 10% change in the price received for oil and gas production would have had an approximate $38,000 impact on revenue.

3. Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.    Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2014 annual report on internal control over financial reporting, and for the quarter ended June 30, 2015, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

Part II – Other Information

Item 1.    Legal Proceedings

From time to time, the Registrant may be a party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, the Partnership does not expect these matters to have a material effect on its financial position or results of operations.

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits filed herewith.

	31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	101	The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners' Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mewbourne Energy Partners 04-A, L.P.

By:	Mewbourne Development Corporation
Managing General Partner

Date:	August 14, 2015

		By:	/s/ Alan Clark
Alan Clark, Treasurer and Controller

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101	The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners' Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

