Form 10-Q
period 2016-06-30
MEWBOURNE ENERGY PARTNERS 04-A LP
filed 2016-08-15
CIK 1282400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Yes ☐   No ☒

MEWBOURNE ENERGY PARTNERS 04-A, L.P.

INDEX

Part 1 – Financial Information	Page No.

Item 1. Financial Statements

Condensed Balance Sheets –
June 30, 2016 (Unaudited) and December 31, 2015	3

Condensed Statements of Operations (Unaudited) –
For the three months ended June 30, 2016 and 2015
and the six months ended June 30, 2016 and 2015	4

Condensed Statement of Changes In Partners' Capital (Unaudited) –
For the six months ended June 30, 2016	5

Condensed Statements of Cash Flows (Unaudited) –
For the six months ended June 30, 2016 and 2015	6

Notes to Condensed Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures about Market Risk	12

Item 4. Disclosure Controls and Procedures	12

Part II – Other Information

Item 1. Legal Proceedings	13

Item 6. Exhibits and Reports on Form 8-K	13

MEWBOURNE ENERGY PARTNERS 04-A, L.P.

Part I - Financial Information

Item 1.  Financial Statements

CONDENSED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS

Cash	$1,624	$21,164
Accounts receivable, affiliate	89,062	88,137
Prepaid state taxes	9,916	7,009
Total current assets	100,602	116,310

Oil and gas properties at cost, full-cost method	30,504,461	30,502,698
Less accumulated depreciation, depletion, amortization
and cost ceiling write-downs	(28,661,607)	(28,303,382)
	1,842,854	2,199,316

Total assets	$1,943,456	$2,315,626

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable, affiliate	$64,532	$40,856
Total current liabilities	64,532	40,856

Asset retirement obligation	557,813	545,723

Partners' capital	1,321,111	1,729,047

Total liabilities and partners' capital	$1,943,456	$2,315,626

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 04-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues:
Oil sales	$18,129	$39,793	$34,130	$67,910
Gas sales	104,876	162,824	187,446	307,130
Total revenues	123,005	202,617	221,576	375,040

Expenses:
Lease operating expense	83,101	114,598	191,045	267,851
Production taxes	7,888	13,825	14,111	25,848
Administrative and general expense	22,847	24,726	36,253	42,101
Depreciation, depletion, and amortization	40,318	74,246	70,081	127,425
Cost ceiling write-down	260,932	68,944	288,144	68,944
Asset retirement obligation accretion	6,044	5,819	12,090	11,638
Total expenses	421,130	302,158	611,724	543,807

Net loss	$(298,125)	$(99,541)	$(390,148)	$(168,767)

The accompanying notes are an integral part of the financial statements.

4

MEWBOURNE ENERGY PARTNERS 04-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS' CAPITAL

For the six months ended June 30, 2016

(Unaudited)

Partners' Capital

Balance at December 31, 2015	$1,729,047

Cash distributions	(17,788)

Net loss	(390,148)

Balance at June 30, 2016	$1,321,111

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 04-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(390,148)	$(168,767)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation, depletion, and amortization	70,081	127,425
Cost ceiling write-down	288,144	68,944
Asset retirement obligation accretion	12,090	11,638
Changes in operating assets and liabilities:
Accounts receivable, affiliate	(925)	88,408
Prepaid state taxes	(2,907)	(3,840)
Accounts payable, affiliate	23,676	27,884
Net cash provided by operating activities	11	151,692

Cash flows from investing activities:
Purchase and development of oil and gas properties	(1,763)	(23,311)
Net cash used in investing activities	(1,763)	(23,311)

Cash flows from financing activities:
Cash distributions to partners	(17,788)	(127,885)
Net cash used in financing activities	(17,788)	(127,885)

Net (decrease) increase in cash	(19,540)	496
Cash, beginning of period	21,164	3,022

Cash, end of period	$1,624	$3,518

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

3. Accounting for Oil and Gas Producing Activities

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At June 30, 2016 and 2015, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of estimated future net cash flows of proved reserves, computed using the 12-month unweighted average of first-day-of-the-month oil and natural gas prices, discounted at 10%, and the lower of cost or fair value of unproved properties. If unamortized costs capitalized exceed the ceiling, the excess is charged to expense in the period the excess occurs. There were cost ceiling write-downs totaling $288,144 and $68,944 for the six months ended June 30, 2016 and 2015, respectively.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the six months ended June 30, 2016 and the year ended December 31, 2015 is as follows:

	2016	2015
Balance, beginning of period	$545,723	$522,447
Accretion expense	12,090	23,276
Balance, end of period	$557,813	$545,723

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

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $36,070 at June 30, 2016. MOC has informed the Partnership that if cash flows are insufficient to fund its operating costs, MOC will not demand immediate payment of amounts owed to it.

The Partnership had reduced cash flows from operations for the six months ended June 30, 2016 due to the steep decline in oil and gas prices during the previous twelve months. Considering these reduced operating cashflows, the Partnership anticipates smaller distributions until prices improve.

During the six months ended June 30, 2016, the Partnership made cash distributions to the investor partners in the amount of $17,788 as compared to $127,885 for the six months ended June 30, 2015. Since inception, the Partnership has made distributions of $40,659,420, inclusive of state tax payments.

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

Results of Operations

For the three months ended June 30, 2016 as compared to the three months ended June 30, 2015:

	Three Months Ended June 30,
	2016	2015
Oil sales	$18,129	$39,793
Barrels produced	458	821
Average price/bbl	$39.58	$48.47

Gas sales	$104,876	$162,824
Mcf produced	71,091	71,165
Average price/mcf	$1.48	$2.29

Oil and gas revenues. As shown in the above table, total oil and gas sales decreased by $79,612, a 39.3% decline, for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015.

Of this decline, $7,295 and $57,839 were due to decreases in the average prices of oil and gas sold, respectively. The average price fell to $39.58 from $48.47 per barrel (bbl) and to $1.48 from $2.29 per thousand cubic feet (mcf) for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015.

Also contributing to the decline in sales were $14,369 and $109 due to lower volumes of oil and gas sold, respectively, by 363 bbls and 74 mcf.

Lease operations. Lease operating expense during the three month period ended June 30, 2016 decreased to $83,101 from $114,598 for the three month period ended June 30, 2015 due to fewer well repairs and workovers.

Production taxes. Production taxes during the three month period ended June 30, 2016 decreased to $7,888 from $13,825 for the three month period ended June 30, 2015. This was due to lower overall oil and gas revenue for the three month period ended June 30, 2016.

Administrative and general expense. Administrative and general expense for the three month period ended June 30, 2016 fell to $22,847 from $24,246 for the three month period ended June 30, 2015 due to decreased administrative expenses allocable to the Partnership.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three months ended June 30, 2016 decreased to $40,318 from $74,246 for the three months ended June 30, 2015 due to the overall decrease in oil and gas production.

Cost ceiling write-down. There were cost ceiling write-downs of $260,932 and $68,944 for the three months ended June 30, 2016 and 2015, respectively. These were due to lower average oil and gas prices for the twelve months preceding the write-downs.

Results of Operations

For the six months ended June 30, 2016 as compared to the six months ended June 30, 2015:

	Six Months Ended June 30,
	2016	2015
Oil sales	$34,130	$67,910
Barrels produced	1,024	1,469
Average price/bbl	$33.33	$46.23

Gas sales	$187,446	$307,130
Mcf produced	124,585	129,193
Average price/mcf	$1.50	$2.38

Oil and gas revenues. As shown in the above table, total oil and gas sales decreased by $153,464, a 40.9% decline, for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015.

Of this decline, $18,948 and $112,751 were due to decreases in the average prices of oil and gas sold, respectively. The average price fell to $33.33 from $46.23 per barrel (bbl) and to $1.50 from $2.38 per thousand cubic feet (mcf) for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015.

Also contributing to the decline in sales were $14,832 and $6,933 due to lower volumes of oil and gas sold, respectively, by 445 bbls and 4,608 mcf.

Lease operations. Lease operating expense during the six month period ended June 30, 2016 decreased to $191,045 from $267,851 for the six month period ended June 30, 2015 due to fewer well repairs and workovers.

Production taxes. Production taxes during the six month period ended June 30, 2016 decreased to $14,111 from $25,848 for the six month period ended June 30, 2015. This was due to lower overall oil and gas revenue for the six month period ended June 30, 2016.

Administrative and general expense. Administrative and general expense for the six month period ended June 30, 2016 fell to $36,253 from $42,101 for the six month period ended June 30, 2015 due to decreased administrative expenses allocable to the Partnership.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the six months ended June 30, 2016 decreased to $70,081 from $127,425 for the six months ended June 30, 2015 due to the overall decrease in oil and gas production.

Cost ceiling write-down. There were cost ceiling write-downs totaling $288,144 and $68,944 for the six months ended June 30, 2016 and 2015, respectively. These were due to lower average oil and gas prices for the twelve months preceding the write-downs.

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

2. Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes.  The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the six months ended June 30, 2016, a 10% change in the price received for oil and gas production would have had an approximate $22,000 impact on revenue.

3. Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.    Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2015 annual report on internal control over financial reporting, and for the quarter ended June 30, 2016, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

Part II – Other Information

Item 1.    Legal Proceedings

From time to time, the Registrant may be a party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, the Partnership does not expect these matters to have a material effect on its financial position or results of operations.

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits filed herewith.

	31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	101	The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners' Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mewbourne Energy Partners 04-A, L.P.

By:	Mewbourne Development Corporation
Managing General Partner

Date:	August 15, 2016

		By:	/s/ Alan Clark
Alan Clark, Treasurer and Controller

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101	The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners’ Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

