Form 10-Q
period 2016-09-30
MEWBOURNE ENERGY PARTNERS 04-A LP
filed 2016-11-14
CIK 1282400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

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

Yes  ☐  No ☒

MEWBOURNE ENERGY PARTNERS 04-A, L.P.

INDEX

Part 1 - Financial Information	Page No.

Item 1. Financial Statements

Condensed Balance Sheets -
September 30, 2016 (Unaudited) and December 31, 2015	3

Condensed Statements of Operations (Unaudited) -
For the three months ended September 30, 2016 and 2015
and the nine months ended September 30, 2016 and 2015	4

Condensed Statement of Changes In Partners' Capital (Unaudited) -
For the nine months ended September 30, 2016	5

Condensed Statements of Cash Flows (Unaudited) -
For the nine months ended September 30, 2016 and 2015	6

Notes to Condensed Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures about Market Risk	12

Item 4. Disclosure Controls and Procedures	12

Part II - Other Information

Item 1. Legal Proceedings	13

Item 6. Exhibits and Reports on Form 8-K	13

MEWBOURNE ENERGY PARTNERS 04-A, L.P.

Part I - Financial Information

Item 1. Financial Statements
CONDENSED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS

Cash	$22,246	$21,164
Accounts receivable, affiliate	132,422	88,137
Prepaid state taxes	10,486	7,009
Total current assets	165,154	116,310

Oil and gas properties at cost, full-cost method	30,506,299	30,502,698
Less accumulated depreciation, depletion, amortization
and cost ceiling write-downs	(28,774,398)	(28,303,382)
	1,731,901	2,199,316

Total assets	$1,897,055	$2,315,626

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable, affiliate	$41,727	$40,856
Total current liabilities	41,727	40,856

Asset retirement obligation	560,950	545,723

Partners' capital	1,294,378	1,729,047

Total liabilities and partners' capital	$1,897,055	$2,315,626

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 04-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues:
Oil sales	$98,857	$27,518	$132,987	$95,428
Gas sales	196,660	176,241	384,106	483,371
Total revenues	295,517	203,759	517,093	578,799

Expenses:
Lease operating expense	71,607	121,082	262,652	388,933
Production taxes	22,576	14,584	36,687	40,432
Administrative and general expense	13,888	12,715	50,141	54,816
Depreciation, depletion, and amortization	39,979	84,109	110,060	211,534
Cost ceiling write-down	72,812	944,617	360,956	1,013,561
Asset retirement obligation accretion	1,350	5,819	13,440	17,457
Total expenses	222,212	1,182,926	833,936	1,726,733

Net income (loss)	$73,305	$(979,167)	$(316,843)	$(1,147,934)

The accompanying notes are an integral part of the financial statements.

4

MEWBOURNE ENERGY PARTNERS 04-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
For the nine months ended September 30, 2016
(Unaudited)

Partners' Capital

Balance at December 31, 2015	$1,729,047

Cash distributions	(117,826)

Net loss	(316,843)

Balance at September 30, 2016	$1,294,378

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 04-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(316,843)	$(1,147,934)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation, depletion, and amortization	110,060	211,534
Cost ceiling write-down	360,956	1,013,561
Asset retirement obligation accretion	13,440	17,457
Changes in operating assets and liabilities:
Accounts receivable, affiliate	(44,285)	80,836
Prepaid state taxes	(3,477)	(6,176)
Accounts payable, affiliate	871	2,446
Net cash provided by operating activities	120,722	171,724

Cash flows from investing activities:
Proceeds from sale of oil and gas properties	32	—
Purchase and development of oil and gas properties	(1,846)	(23,311)
Net cash used in investing activities	(1,814)	(23,311)

Cash flows from financing activities:
Cash distributions to partners	(117,826)	(147,939)
Net cash used in financing activities	(117,826)	(147,939)

Net increase in cash	1,082	474
Cash, beginning of period	21,164	3,022

Cash, end of period	$22,246	$3,496

Supplemental Cash Flow Information:
Change to net oil & gas properties related to asset retirement
obligation liabilities	$1,787	$—

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

In the opinion of management, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly our financial position, results of operations, cash flows and partners’ capital for the periods presented. The results of operations for the interim periods are not necessarily indicative of the final results expected for the full year. In preparing these financial statements, the Partnership has evaluated subsequent events for potential recognition and disclosure through the date the financial statements were issued.

3.	Accounting for Oil and Gas Producing Activities

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At September 30, 2016 and 2015, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of estimated future net cash flows of proved reserves, computed using the 12-month unweighted average of first-day-of-the-month oil and natural gas prices, discounted at 10%, and the lower of cost or fair value of unproved properties. If unamortized costs capitalized exceed the ceiling, the excess is charged to expense in the period the excess occurs. There were cost ceiling write-downs totaling $360,956 and $1,013,561 for the nine months ended September 30, 2016 and 2015, respectively.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the nine months ended September 30, 2016 and the year ended December 31, 2015 is as follows:

	2016	2015
Balance, beginning of period	$545,723	$522,447
Liabilities incurred	1,787	—
Accretion expense	13,440	23,276
Balance, end of period	$560,950	$545,723

5.	Related Party Transactions

In accordance with the laws of the State of Delaware, MD has been appointed as the Partnership’s managing general partner. MD has no significant equity interest in the Partnership. Mewbourne Oil Company (“MOC”) is operator of oil and gas properties owned by the Partnership. Mewbourne Holdings, Inc. is the parent of both MD and MOC. Substantially all transactions are with MD and MOC.

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

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $123,427 at September 30, 2016. MOC has informed the Partnership that if cash flows are insufficient to fund its operating costs, MOC will not demand immediate payment of amounts owed to it.

The Partnership had reduced cash flows from operations for the nine months ended September 30, 2016 due to the steep decline in oil and gas prices during the previous twelve months. Considering these reduced operating cashflows, the Partnership anticipates smaller distributions until prices improve.

During the nine months ended September 30, 2016, the Partnership made cash distributions to the investor partners (including state tax payments for the benefit of investor partners) in the amount of $117,826 as compared to $147,939 for the nine months ended September 30, 2015. Since inception, the Partnership has made distributions of $40,759,458, inclusive of state tax payments.

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

Results of Operations

For the three months ended September 30, 2016 as compared to the three months ended September 30, 2015:

	Three Months Ended September 30,
	2016	2015
Oil sales	$98,857	$27,518
Barrels produced	2,103	616
Average price/bbl	$47.01	$44.67

Gas sales	$196,660	$176,241
Mcf produced	77,592	77,697
Average price/mcf	$2.53	$2.27

Oil and gas revenues. As shown in the above table, total oil and gas sales increased by $91,758, a 45.0% rise, for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015.

Of this increase, $69,900 was due to an increase in the volume of oil sold by 1,487 barrels (bbls).

Also contributing to the increase in revenue were $1,439 and $20,685 due to increases in the average prices of oil and gas sold, respectively. The average price rose to $47.01 from $44.67 per bbl and to $2.53 from $2.27 per thousand cubic feet (mcf) for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015.

Slightly offsetting these increases was a decrease of $266 due to a lower volume of gas sold by 105 mcf.

Lease operations. Lease operating expense during the three month period ended September 30, 2016 decreased to $71,607 from $121,082 for the three month period ended September 30, 2015 due to fewer well repairs and workovers and lower pumping expenses and overhead.

Production taxes. Production taxes during the three month period ended September 30, 2016 increased to $22,576 from $14,584 for the three month period ended September 30, 2015. This was due to higher overall oil and gas revenue for the three month period ended September 30, 2016.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three months ended September 30, 2016 decreased to $39,979 from $84,109 for the three months ended September 30, 2015 due to the prior period cost ceiling write-downs that reduced the balance of the full cost pool subject to amortization.

Cost ceiling write-down. There were cost ceiling write-downs of $72,812 and $944,617 for the three months ended September 30, 2016 and 2015, respectively. These were due to lower average oil and gas prices for the twelve months preceding the write-downs.

Results of Operations

For the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015:

	Nine Months Ended September 30,
	2016	2015
Oil sales	$132,987	$95,428
Barrels produced	3,127	2,085
Average price/bbl	$42.53	$45.77

Gas sales	$384,106	$483,371
Mcf produced	202,177	206,890
Average price/mcf	$1.90	$2.34

Oil and gas revenues. As shown in the above table, total oil and gas sales decreased by $61,706, a 10.7% decline, for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015.

Of this decline, $6,756 and $90,311 were due to decreases in the average prices of oil and gas sold, respectively. The average price fell to $42.53 from $45.77 per barrel (bbl) and to $1.90 from $2.34 per thousand cubic feet (mcf) for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015.

Also contributing to the decline in sales was $8,954 due to a lower volume of gas sold by 4,713 mcf.

Partially offsetting these decreases was a $44,315 increase in the volume of oil sold by 1,042 bbls.

Lease operations. Lease operating expense during the nine month period ended September 30, 2016 decreased to $262,652 from $388,933 for the nine month period ended September 30, 2015 due to fewer well repairs and workovers and lower pumping expenses and overhead.

Production taxes. Production taxes during the nine month period ended September 30, 2016 decreased to $36,687 from $40,432 for the nine month period ended September 30, 2015. This was due to lower overall oil and gas revenue for the nine month period ended September 30, 2016.

Administrative and general expense. Administrative and general expense for the nine month period ended September 30, 2016 fell to $50,141 from $54,816 for the nine month period ended September 30, 2015 due to decreased administrative expenses allocable to the Partnership.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the nine months ended September 30, 2016 decreased to $110,060 from $211,534 for the nine months ended September 30, 2015 due to the prior period cost ceiling write-downs that reduced the balance of the full cost pool subject to amortization.

Cost ceiling write-down. There were cost ceiling write-downs totaling $360,956 and $1,013,561 for the nine months ended September 30, 2016 and 2015, respectively. These were due to lower average oil and gas prices for the twelve months preceding the write-downs.

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

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes.  The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the nine months ended September 30, 2016, a 10% change in the price received for oil and gas production would have had an approximate $52,000 impact on revenue.

3.	Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.     Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2015 annual report on internal control over financial reporting, and for the quarter ended September 30, 2016, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

Part II – Other Information

Item 1.     Legal Proceedings

From time to time, the Registrant may be a party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, the Partnership does not expect these matters to have a material effect on its financial position or results of operations.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits filed herewith.

	31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	101	The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners’ Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

(b)	Reports on Form 8-K
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mewbourne Energy Partners 04-A, L.P.

By:	Mewbourne Development Corporation
Managing General Partner

Date: November 14, 2016

By:	/s/ Alan Clark
Alan Clark, Treasurer and Controller

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101	The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners’ Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

