Form 10-Q
period 2017-09-30
MEWBOURNE ENERGY PARTNERS 04-A LP
filed 2017-11-14
CIK 1282400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

Yes ☐   No ☒

MEWBOURNE ENERGY PARTNERS 04-A, L.P.

MEWBOURNE ENERGY PARTNERS 04-A, L.P.

Part I - Financial Information

Item 1. Financial Statements

CONDENSED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS

Cash	$27,557	$12,266
Accounts receivable, affiliate	229,005	149,300
Prepaid state taxes	3,355	1,711
Total current assets	259,917	163,277

Oil and gas properties at cost, full-cost method	30,508,677	30,507,068
Less accumulated depreciation, depletion, amortization
and cost ceiling write-downs	(28,889,726)	(28,801,226)
	1,618,951	1,705,842

Total assets	$1,878,868	$1,869,119

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable, affiliate	$47,646	$37,188
Total current liabilities	47,646	37,188

Asset retirement obligation	589,337	572,433

Partners' capital	1,241,885	1,259,498

Total liabilities and partners' capital	$1,878,868	$1,869,119

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 04-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues:
Oil sales	$99,678	$98,857	$227,905	$132,987
Gas sales	211,535	196,660	587,519	384,106
Total revenues	311,213	295,517	815,424	517,093

Expenses:
Lease operating expense	76,080	71,607	232,034	262,652
Production taxes	24,055	22,576	60,943	36,687
Administrative and general expense	16,765	13,888	56,244	50,141
Depreciation, depletion, and amortization	36,851	39,979	84,813	110,060
Cost ceiling write-down	—	72,812	—	360,956
Asset retirement obligation accretion	6,449	1,350	19,418	13,440
Total expenses	160,200	222,212	453,452	833,936

Net income (loss)	$151,013	$73,305	$361,972	$(316,843)

The accompanying notes are an integral part of the financial statements.

4

MEWBOURNE ENERGY PARTNERS 04-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS' CAPITAL

For the nine months ended September 30, 2017

(Unaudited)

Partners' Capital

Balance at December 31, 2016	$1,259,498

Cash distributions	(379,585)
Net income	361,972

Balance at September 30, 2017	$1,241,885

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 04-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$361,972	$(316,843)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	84,813	110,060
Cost ceiling write-down	—	360,956
Asset retirement obligation accretion	19,418	13,440
Changes in operating assets and liabilities:
Accounts receivable, affiliate	(79,705)	(44,285)
Prepaid state taxes	(1,644)	(3,477)
Accounts payable, affiliate	10,458	871
Net cash provided by operating activities	395,312	120,722

Cash flows from investing activities:
Proceeds from sale of oil and gas properties	17	32
Purchase and development of oil and gas properties	(453)	(1,846)
Net cash used in investing activities	(436)	(1,814)

Cash flows from financing activities:
Cash distributions to partners	(379,585)	(117,826)
Net cash used in financing activities	(379,585)	(117,826)

Net increase in cash	15,291	1,082
Cash, beginning of period	12,266	21,164

Cash, end of period	$27,557	$22,246

Supplemental Cash Flow Information:
Change to net oil & gas properties related to asset retirement
obligation liabilities	$(2,514)	$1,787

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance. The standard outlines a single comprehensive model for revenue recognition based on the core principle that an entity will recognize revenue when promised goods or services are transferred to clients, in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services.

We continue to evaluate the impact of the ASU on our accounting policies, internal controls, and financial statements and related disclosures. We only have non-operated working interests in oil and gas wells and receive monthly net revenue checks from the operator of the oil and gas wells in which we have working interests. We have reviewed our partnership, joint operating and marketing agreements as they relate to our non-operated working interests and this ASU. The ASU includes provisions regarding future revenues and expenses under a gross-versus-net presentation as it relates to principal vs agent relationship. We are evaluating the impact, if any, on the presentation of our future revenues and expenses under this gross-versus-net presentation guidance. Based upon our assessments performed to date, we do not expect the ASU to have a material effect on the timing of revenue recognition or our financial position, although our assessment, which we expect to complete during the fourth quarter, is still under evaluation. The standard is required to be adopted using either the full retrospective approach, with all prior periods presented adjusted, or the modified retrospective approach, with a cumulative adjustment to capital on the opening balance sheet. We will adopt the new standard on January 1, 2018, using the modified retrospective approach with a cumulative adjustment to capital as necessary.

3.        Accounting for Oil and Gas Producing Activities

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At September 30, 2017 and 2016, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of estimated future net cash flows of proved reserves, computed using the 12-month unweighted average of first-day-of-the-month oil and natural gas prices, discounted at 10%, and the lower of cost or fair value of unproved properties. If unamortized costs capitalized exceed the ceiling, the excess is charged to expense in the period the excess occurs. There were cost ceiling write-downs totaling $360,956 for the nine months ended September 30, 2016. There were no cost ceiling write-downs for the nine months ended September 30, 2017.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the nine months ended September 30, 2017 and the year ended December 31, 2016 is as follows:

	2017	2016
Balance, beginning of period	$572,433	$545,723
Liabilities incurred	3,583	7,204
Liabilities reduced due to settlements	(6,097)	(4,730)
Accretion expense	19,418	24,236
Balance, end of period	$589,337	$572,433

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

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $212,271 at September 30, 2017.

During the nine months ended September 30, 2017, the Partnership made cash distributions to the investor partners (including state tax payments for the benefit of investor partners) in the amount of $379,585 as compared to $117,826 for the nine months ended September 30, 2016. Since inception, the Partnership has made distributions of $41,278,387, inclusive of state tax payments.

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

Results of Operations

For the three months ended September 30, 2017 as compared to the three months ended September 30, 2016:

	Three Months Ended September 30,
	2017	2016
Oil sales	$99,678	$98,857
Barrels produced	2,308	2,103
Average price/bbl	$43.19	$47.01

Gas sales	$211,535	$196,660
Mcf produced	88,341	77,592
Average price/mcf	$2.39	$2.53

Oil and gas revenues. As shown in the above table, total oil and gas sales increased by $15,696, a 5.3% rise, for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016.

Of this increase, $8,854 and $25,739 were due to increases in the volumes of oil and gas sold, respectively, by 205 barrels (bbls) and 10,749 thousand cubic feet (mcf) for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. The increases in volumes sold were due to 2017 well payouts from farmouts.

Partially offsetting the increase were decreases of $8,033 and $10,864 due to declines in the average prices of oil and gas sold, respectively. The average price fell to $43.19 from $47.01 per bbl and to $2.39 from $2.53 per mcf for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016.

Lease operations. Lease operating expense during the three month period ended September 30, 2017 increased to $76,080 from $71,607 for the three month period ended September 30, 2016 due to more well repairs and workovers.

Production taxes. Production taxes during the three month period ended September 30, 2017 increased to $24,055 from $22,576 for the three month period ended September 30, 2016. This was due to higher overall oil and gas revenue for the three month period ended September 30, 2017.

Administrative and general expense. Administrative and general expense for the three month period ended September 30, 2017 rose to $16,765 from $13,888 for the three month period ended September 30, 2016 due to due to increased administrative expenses allocable to the Partnership and higher reporting and legal costs.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three months ended September 30, 2017 decreased to $36,851 from $39,979 for the three months ended September 30, 2016 due to the prior period cost ceiling write-downs that reduced the balance of the full cost pool subject to amortization. This decrease was partially offset by the increase in production.

Cost ceiling write-down. There was a cost ceiling write-down of $72,812 for the three months ended September 30, 2016. This was due to lower average oil and gas prices for the twelve months preceding the write-down. There was no cost ceiling write-down for the three months ended September 30, 2017.

Results of Operations

For the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016:

	Nine Months Ended September 30,
	2017	2016
Oil sales	$227,905	$132,987
Barrels produced	5,205	3,127
Average price/bbl	$43.79	$42.53

Gas sales	$587,519	$384,106
Mcf produced	232,778	202,177
Average price/mcf	$2.52	$1.90

Oil and gas revenues. As shown in the above table, total oil and gas sales increased by $298,331, a 57.7% rise, for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016.

Of this increase, $3,931 and $126,178 were due to increases in the average prices of oil and gas sold, respectively. The average price rose to $43.79 from $42.53 per barrel (bbl) and to $2.52 from $1.90 per thousand cubic feet (mcf) for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016.

Also contributing to this increase were increases of $90,987 and $77,235, respectively, from inclines in the volumes of oil and gas sold by 2,078 bbls and 30,601 mcf. The increases in volumes sold were due to 2017 well payouts from farmouts.

Lease operations. Lease operating expense during the nine month period ended September 30, 2017 decreased to $232,034 from $262,652 for the nine month period ended September 30, 2016 due to fewer well repairs and workovers and lower pumping expenses and overhead.

Production taxes. Production taxes during the nine month period ended September 30, 2017 increased to $60,943 from $36,687 for the nine month period ended September 30, 2016. This was due to higher overall oil and gas revenue for the nine month period ended September 30, 2017.

Administrative and general expense. Administrative and general expense for the nine month period ended September 30, 2017 rose to $56,244 from $50,141 for the nine month period ended September 30, 2016 due to increased administrative expenses allocable to the Partnership.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the nine months ended September 30, 2017 decreased to $84,813 from $110,060 for the nine months ended September 30, 2016 due to the prior period cost ceiling write-downs that reduced the balance of the full cost pool subject to amortization. This decrease was partially offset by the incline in production.

Cost ceiling write-down. There were cost ceiling write-downs totaling $360,956 for the nine months ended September 30, 2016. These were due to lower average oil and gas prices for the twelve months preceding the write-downs. There were no cost ceiling write-downs for the nine months ended September 30, 2017.

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

2.        Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes.  The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the nine months ended September 30, 2017, a 10% change in the price received for oil and gas production would have had an approximate $82,000 impact on revenue.

3.        Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.	Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2016 annual report on internal control over financial reporting, and for the quarter ended September 30, 2017, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

From time to time, the Registrant may be a party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, the Partnership does not expect these matters to have a material effect on its financial position or results of operations.

Item 6.	Exhibits and Reports on Form 8-K
(a)	Exhibits filed herewith.

	31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	101	The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners’ Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

(b)	Reports on Form 8-K
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mewbourne Energy Partners 04-A, L.P.

By:	Mewbourne Development Corporation
Managing General Partner

Date:      November 14, 2017

By:	/s/ Alan Clark
Alan Clark, Treasurer and Controller

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101	The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners’ Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

